Form 10-K
period 2013-12-31
CUBIST PHARMACEUTICALS INC
filed 2014-02-25
CIK 912183

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
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

None
(Title of Each Class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, or the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934, or the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 28, 2013, (without admitting that any person whose shares are not included in the calculation is an affiliate) was $3.2 billion computed based on a per share price of $48.29, the closing price of our common stock, as reported on the NASDAQ Global Select Market on June 28, 2013. The number of outstanding shares of common stock of Cubist on February 14, 2014, was 74,798,250.

DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS
ANNUAL MEETING OF STOCKHOLDERS, WHICH IS EXPECTED TO BE HELD ON JUNE 3, 2014,
ARE INCORPORATED BY REFERENCE INTO PART III.

Cubist Pharmaceuticals, Inc.
Annual Report on Form 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This document contains and incorporates by reference "forward-looking statements." In some cases, these statements can be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "would," "expect," "anticipate," "continue," "believe," "plan," "intend," "estimate," or other similar words. You are cautioned that forward-looking statements are based on current expectations, and are inherently uncertain, and you should not place substantial reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including the risks and uncertainties discussed in Item 1A under the heading "Risk Factors" in this Annual Report on Form 10-K. The information contained in this Annual Report on Form 10-K is provided by us as of the date of this Annual Report on Form 10-K, and, except as required by law, we do not undertake any obligation to update any forward-looking statements contained in this document as a result of new information, future events or otherwise.

        Forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements regarding our expectations with respect to:

  (i)
  our future financial performance, including both domestic and international revenues, expenses, including research and development and selling, general and administrative expenses, capital expenditures, gross margin and income taxes and our expected available cash and use of cash and net operating loss, or NOL, carryforwards;

  (ii)
  the future performance of our international alliance partners;

  (iii)
  the manufacturing and commercialization, including pricing and reimbursement, of CUBICIN® (daptomycin for injection), DIFICID® (fidaxomicin), ENTEREG® (alvimopan) and our product candidates, including sales forecasts, the rate at which we exhaust our existing inventory, and the timing of financial milestones related thereto;

  (iv)
  the strength of our intellectual property portfolio protecting CUBICIN, DIFICID, ENTEREG and our product candidates, and our ability to successfully enforce this intellectual property portfolio;

  (v)
  the development, regulatory filing and review, timing of commercial launches and commercial and therapeutic potential of our products and product candidates, such as tedizolid phosphate, ceftolozane/tazobactam, bevenopran and surotomycin, and the costs and expenses related thereto, including (a) the anticipated timing and results of our clinical trials, timing and results of our meetings with, and submissions to, regulatory authorities, including the timing of our planned marketing authorization applications seeking approval of ceftolozane/tazobactam for the treatment of complicated urinary tract infections, or cUTI, and complicated intra-abdominal infections, or cIAI, indications and (b) the expected benefits from the Qualified Infectious Disease Product, or QIDP, designations for tedizolid phosphate, ceftolozane/tazobactam and surotomycin;

  (vi)
  our plans to (a) continue adding products and product candidates through internal development, in-licensing and acquisition and (b) expand our international operations; and

  (vii)
  the expected benefits from our acquisitions of Trius Therapeutics, Inc., or Trius, and Optimer Pharmaceuticals, Inc., or Optimer.

PART I

ITEM 1.    BUSINESS

Overview

        Cubist Pharmaceuticals, Inc., which we refer to as "we," "us," "our," "Cubist," or the "Company," is a biopharmaceutical company focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. Our products and product candidates are used, or are being developed to be used, in hospitals and other acute care settings, including home infusion and hospital outpatient clinics.

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

Products and Product Candidates

        The success of our business is primarily dependent upon our ability to discover or acquire rights to products and product candidates, and to develop and commercialize our current and future products and product candidates. The following table summarizes important information about our products, including our clinical-stage product candidates:

Products/Product Candidates	Cubist's Rights	Indication(s)/Potential Indication(s)	Commercial or Development Status
CUBICIN®	Worldwide, exclusive rights as a result of an exclusive license from Eli Lilly & Co, or Eli Lilly; We commercialize CUBICIN in the United States, or U.S. We have entered into agreements with international alliance partners for the distribution of CUBICIN outside of the U.S.	Approved in the U.S. for: complicated skin and skin structure infections, or cSSSI, caused by certain Gram-positive bacteria, including methicillin-resistant Staphylococcus aureus (S. aureus), or MRSA, and methicillin-susceptible S. aureus, or MSSA, and S. aureus bacteremia, including right-sided endocarditis, or RIE, caused by MRSA and MSSA; approved in the European Union, or EU, Japan and more than 50 other countries for similar indications.	Approved by the U.S. Food and Drug Administration, or FDA, and launched by us in the U.S. in 2003; expanded label approved by FDA in 2006; approved by the FDA in 2010 for once-a-day dosing as a two-minute intravenous, or I.V., injection; commercially available in more than 50 countries outside of the U.S.; additional launches ongoing.

Products/Product Candidates	Cubist's Rights	Indication(s)/Potential Indication(s)	Commercial or Development Status
DIFICID®	Worldwide, exclusive rights as a result of our October 2013 acquisition of Optimer; Optimer entered into agreements with international alliance partners for the distribution of DIFICID outside of the U.S. and Canada.	Approved in the U.S. for: treatment of Clostridium difficile-associated diarrhea, or CDAD; approved in the EU, Canada and Australia for similar indications.	Approved by the FDA and launched by Optimer in the U.S. in 2011; We co-promoted in U.S. since 2011 launch and, since October 2013 acquisition of Optimer, has commercialized in the U.S. and Canada; commercially available in more than 20 countries outside of the U.S. and Canada.
ENTEREG®
Worldwide, exclusive rights as a result of our December 2011 acquisition of Adolor Corporation, or Adolor, which acquired such rights through an exclusive license from Eli Lilly and Shire U.S. Inc., or Shire.
Approved in the U.S. for: acceleration of upper and lower gastrointestinal, or GI, recovery following surgeries that include partial bowel resection with primary anastomosis; ENTEREG is not approved for sale outside the U.S.
Approved by the FDA and launched by Adolor and Glaxo Group Limited, or Glaxo, in the U.S. in 2008; Adolor reacquired commercialization rights from Glaxo in September 2011; We have commercialized in the U.S. since December 2011 acquisition of Adolor.
Tedizolid phosphate
	Worldwide (except in North and South Korea), exclusive rights as a result of our September 2013 acquisition of Trius, which acquired such rights through an exclusive license from Dong-A ST Co., Ltd., or Dong-A; Trius entered into an agreement with Bayer Pharma AG, or Bayer, for the distribution of tedizolid phosphate in Japan, China and substantially all other countries in Asia, Africa, Latin America and the Middle East, excluding North and South Korea.	In development for: treatment of certain serious Gram-positive bacterial infections, including those caused by MRSA.
In October 2013, submitted a New Drug Application, or NDA, to the FDA seeking approval of tedizolid phosphate for the treatment of acute bacterial skin and skin structure infections, or ABSSSI; June 2014 Prescription Drug User Fee Act, or PDUFA, action date. Expect to initiate Phase 3 trial to assess safety and efficacy in hospital-acquired bacterial pneumonia, or HABP, and ventilator-associated bacterial pneumonia, or VABP in first half of 2014. Plan to file a marketing authorization application, or MAA, with the European Medicines Agency, or EMA, in the first half of 2014.

Products/Product Candidates	Cubist's Rights	Indication(s)/Potential Indication(s)	Commercial or Development Status
Ceftolozane/tazobactam	Worldwide, exclusive rights as a result of our December 2009 acquisition of Calixa Therapeutics Inc., or Calixa, which acquired such rights through an exclusive license from Astellas Pharma Inc., or Astellas.	In development for: treatment of certain serious Gram-negative bacterial infections in the hospital, including those caused by multi-drug-resistant Pseudomonas aeruginosa and extended-spectrum beta-lactamase producing strains of bacteria such as Escherichia coli and Klebsiella in the following indications: cUTI, cIAI, HABP and VABP.	Completed both of our global Phase 3 clinical trials in cUTI and cIAI. Primary endpoints of statistical non-inferiority were met in each. Plan to file an NDA with the FDA for the cUTI and cIAI indications in the first half of 2014, and subsequently file an MAA with the EMA for both indications in the second half of 2014. Expect to initiate Phase 3 trial to assess safety and efficacy in HABP/VABP in 2014.
Surotomycin	Worldwide, exclusive rights; developed internally.	In development for: CDAD.	Phase 3 clinical trials initiated in July 2012.
Bevenopran	Worldwide, exclusive rights as a result of our December 2011 acquisition of Adolor, which acquired such rights through an exclusive license from Eli Lilly.	In development for the U.S. market for: opioid-induced constipation, or OIC, in patients with chronic, non-cancer pain.
Enrollment in Phase 3 long-term safety study we initiated in October 2012 was completed in February 2014. Expect to complete the study in the first half of 2015. Phase 3 efficacy trials in patients with OIC and chronic non-cancer pain were stopped in the fourth quarter of 2013.

        Additional information about our products and product candidates is discussed below.

Marketed Products

CUBICIN

        We currently derive most of our revenues from CUBICIN, which we launched in the U.S. in November 2003 and commercialize on our own in the U.S. CUBICIN is a once-daily, bactericidal, I.V. antibiotic with activity against certain Gram-positive organisms, including MRSA. CUBICIN is approved in more than 50 countries including the U.S., EU, and Japan for the indications identified in the table above. The following is a breakdown of our revenues from CUBICIN:

	For the Years Ended December 31,
	2013	2012	2011
	(in millions)
U.S. CUBICIN revenues, net	$908.0	$809.2	$698.8
International CUBICIN revenues	58.7	50.5	36.7

Total worldwide CUBICIN revenues, net	$966.7	$859.7	$735.5

  U.S. Market

        As of December 31, 2013, CUBICIN has been used in the treatment of an estimated two million patients in the U.S. We believe that CUBICIN provides important advantages, including:

  •
  its rapid bactericidal properties demonstrated in an artificial environment outside of a living organism, or in vitro;

  •
  its mechanism of action;

  •
  its established safety profile; and

  •
  its indication for S. aureus bloodstream infections, including RIE.

        We market CUBICIN to more than 2,000 U.S. institutions (hospitals and outpatient acute care settings) that account for approximately 80% of the total market opportunity for I.V. antibiotics to treat serious Gram-positive infections in the U.S. As of December 31, 2013, CUBICIN had an approximate 14% share of this market, based on days of therapy on a rolling 12-month basis. Our sales and marketing efforts are led by our in-house marketing team and our acute care sales force. See "Manufacturing and Supply" section of this Item 1 below for additional information regarding our methods of distribution.

  ANDA Notification/Patent Litigation in U.S.

        In August 2013, we received a Paragraph IV Certification Notice Letter from Strides, Inc., on behalf of Agila Specialties Private Limited, collectively Strides, notifying us that Strides had submitted an Abbreviated New Drug Application, or ANDA, to the FDA seeking approval to market a generic version of CUBICIN. Strides' notice letter advised that it is seeking FDA approval to market daptomycin for injection. In October 2013, we filed patent infringement lawsuits against Strides in response to its ANDA filing. See the "Intellectual Property Portfolio" section of this Item 1 for additional information.

        In February 2012, we received a Paragraph IV Certification Notice Letter from Hospira, Inc., or Hospira, notifying us that it had submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN, and in May 2012, we received a second Paragraph IV Certification Notice Letter from Hospira notifying us that it had submitted to the FDA an amendment to its ANDA. In August 2012, we received a third Paragraph IV Certification Notice Letter from Hospira notifying us that it had submitted an NDA, to the FDA seeking approval to market a generic version of CUBICIN. In March 2012, we filed a patent infringement lawsuit against Hospira in response to its ANDA filing, and in July 2012, we filed a new complaint against Hospira in response to Hospira's amendment to its ANDA filing. In September 2012, we filed a patent infringement complaint against Hospira in response to its NDA filing. Our patent infringement lawsuit against Hospira for trial in Delaware began in February 2014. See the "Intellectual Property Portfolio" section of this Item 1 for additional information.

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

  International Markets

        Following its U.S. launch, CUBICIN has received regulatory approvals in many markets outside the U.S., including the EU, and Japan, with indications generally similar to the approved indications in the U.S. As of December 31, 2013, CUBICIN was commercially available in more than 50 countries. We have established distribution agreements with other companies for commercialization of CUBICIN in these ex-U.S. countries.

        Outside of the U.S., where outpatient infusion is a less-established practice, the use of CUBICIN is primarily in the hospital setting. Our revenues from sales of CUBICIN by our international partners were up 16% in 2013 compared to 2012. Our total international revenues are primarily based on sales of CUBICIN by Novartis AG, or Novartis, our alliance partner in the EU. In addition to the EU, Novartis has rights to develop, market and sell CUBICIN in Australia, New Zealand, India, and certain Central American, South American and Middle Eastern countries. Unless terminated earlier, in accordance with its terms, our license agreement with Novartis' subsidiary expires on the later of: (a) expiration of the last-to-expire of the CUBICIN patents owned by us or jointly-owned by us and Novartis' subsidiary; (b) the date on which there no longer exists a claim of a pending CUBICIN patent application owned by us or jointly-owned by us and Novartis' subsidiary; and (c) the earlier of: (i) generic daptomycin sales reaching 30% of the total market share for all daptomycin sales in Novartis' territory, and (ii) June 30, 2020. AstraZeneca AB has rights to develop, market and sell CUBICIN in China as well as more than 100 additional countries around the world, and Merck & Co., Inc., or Merck, through its wholly-owned subsidiary, MSD Japan, has rights to develop, market and sell CUBICIN in Japan. Other international partners for CUBICIN include Medison Pharma, Ltd. for Israel, Sunovion Pharmaceuticals, Inc. for Canada, TTY BioPharm for Taiwan, and Kuhnil Pharma Co., Ltd. for South Korea. Each distribution partner is responsible for seeking regulatory approvals to market CUBICIN and for selling and marketing CUBICIN in its territory. We are responsible for manufacturing and supplying CUBICIN to our partners in exchange for a transfer price and, for most of our partners, a possible additional royalty.

  Medical Need

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

  Clinical Development

        We continue to undertake research and development in seeking to add to the medical knowledge regarding CUBICIN. We also conduct post-marketing research agreed to with the FDA, such as a study of CUBICIN in renally-compromised patients and pediatric studies in cSSSI and bacteremia that are part of a commitment under the Pediatric Research Equity Act. In addition, we are conducting pediatric studies that may be sufficient to obtain an additional six months of U.S. market exclusivity for CUBICIN. If such exclusivity is obtained, the non-exclusive, royalty-free license to sell a generic daptomycin for injection product in the U.S. that we granted to Teva as part of our settlement of our patent litigation with Teva, will begin on June 24, 2018, rather than December 24, 2017. See the "Intellectual Property Portfolio" section of this Item 1 for additional information.

  Source of Rights

        We have acquired and exclusively licensed certain patent rights and other know-how and technology from Eli Lilly related to the composition, manufacture, and/or use of daptomycin. To date, under our agreements with Eli Lilly through which we acquired these rights, we have made payments to Eli Lilly of $1.2 million for milestones, which were paid in our common stock. In addition, we have issued to Eli Lilly an aggregate $28.0 million of our common stock in consideration for certain low single-digit reductions in the royalty rates payable to Eli Lilly. As of December 31, 2013 we have paid Eli Lilly $588.6 million for royalties on sales of CUBICIN, which were paid in cash. Unless terminated earlier, our license agreement with Eli Lilly expires on the later of: (a) the expiration of the last-to-expire of the patents acquired or licensed under the agreement; and (b) the end of the tenth year from the date of first sale of CUBICIN in any of the U.S., Canada, Japan, the United Kingdom, or UK, Germany, France, Italy, Spain, Switzerland, Netherlands or Belgium in which know-how royalties are due under the agreement.

DIFICID

        DIFICID is a macrolide antibiotic for the treatment of CDAD. We acquired rights to DIFICID in connection with our acquisition of Optimer in October 2013. Optimer launched DIFICID in the U.S. in July 2011. We co-promoted DIFICID with Optimer from the product's launch until completion of our acquisition of Optimer. We began direct marketing of DIFICID in the U.S. and Canada following completion of the acquisition. See Note D., "Business Combinations and Acquisitions," in the accompanying notes to consolidated financial statements for additional information.

  U.S. Markets

        DIFICID is approved in the U.S. for the treatment of CDAD. CDAD represents a large, growing market opportunity. In the U.S. Clostridium difficile, or C. difficile, has been linked to more than 14,000 deaths per year. In addition, deaths related to Clostridium difficile in the U.S. increased 400% from 1999 to 2010, resulting in the U.S. Center for Disease Control listing Clostridium difficile as one of three pathogens that represent an "immediate public health threat that requires urgent and aggressive action." Our sales and marketing efforts are led by our in-house marketing team and our acute care sales force.

  International Markets

        DIFICID is approved in Europe (where it has the trade name DIFICLIR®), Australia and Canada, for the treatment of adults suffering from Clostridium difficile-infection, or CDI. Our acute care hospital sales organization in Canada promotes DIFICID. Outside of the U.S. and Canada and prior to our acquisition, Optimer entered into exclusive agreements for the development and commercialization of fidaxomicin in various international markets, including with Astellas Pharma Europe Ltd., or Astellas Pharma Europe, for Europe, Astellas for Japan, AstraZeneca UK Limited for Latin America, and Specialised Therapeutics Australia Pty. Ltd. for Australia and New Zealand.

  Medical Need

        CDAD is a serious illness resulting from infection of the inner lining of the colon by C. difficile bacteria that produce toxins causing inflammation of the colon, severe diarrhea and, in the most serious cases, death. Patients typically develop CDAD after the use of broad-spectrum antibiotics that disrupt normal GI flora, thus allowing C. difficile bacteria to flourish and produce toxins. C. difficile is a spore-forming bacterium, creating spores excreted in the environment of the patients that can survive for months on dry surfaces in hospital rooms such as beds and doors, and can contaminate other patients by fecal-oral transmission through the hands of healthcare workers. The risk of CDAD recurrence is 20% after an initial episode, and doubles to 40% after a first recurrence.

  Clinical Development

        In 2012, Optimer initiated two new clinical studies of DIFICID. The first is a Phase 2a open-label, uncontrolled, safety, tolerability and pharmacokinetic study in pediatric subjects with CDAD. This study is intended to recruit 32 subjects ranging in age from six months to 18 years. The second study initiated in October 2012 is a Phase 3b, multicenter, randomized, double-blind, controlled clinical trial comparing fidaxomicin to a placebo in the prevention of CDAD in subjects undergoing hematopoietic stem cell transplantation and receiving fluoroquinolone prophylaxis.

  Source of Rights

        Optimer repurchased certain rights from Par Pharmaceutical, Inc., or Par, related to the development and commercialization of fidaxomicin under a prospective buy-back agreement. Under the buy-back agreement, we are obligated to pay Par a single-digit royalty on certain worldwide net sales of fidaxomicin and on certain net revenues received from third parties in countries outside of the U.S., Canada and Israel. We are obligated to pay the net sales royalties on a country-by-country basis for seven years following the applicable commercial launch in each such country and to pay the net revenues royalties for seven years following the first commercial launch in any such country. See Note C., "Business Agreements," in the accompanying notes to consolidated financial statements for additional information.

ENTEREG

        ENTEREG is an oral, peripherally-acting mu opioid receptor antagonist. We acquired rights to ENTEREG in connection with our acquisition of Adolor in December 2011. ENTEREG is indicated in the U.S. to accelerate upper and lower GI recovery following surgeries that include partial bowel resections with primary anastomosis. Adolor launched ENTEREG in the U.S. in June 2008 in collaboration with Glaxo. Adolor reacquired all commercialization rights to ENTEREG from Glaxo in September 2011. See the "Source of Rights" section of this Item 1 for additional information. ENTEREG is not approved for sale outside the U.S.

  U.S. Markets

        There are more than 4,000 hospitals in the U.S. that perform bowel resection surgeries, with approximately 1,600 hospitals collectively performing approximately 80% of such surgeries. Our U.S. acute care hospital sales organization promotes ENTEREG. ENTEREG was approved by the FDA subject to a Risk Evaluation and Mitigation Strategy, or REMS, and the product labeling currently carries a boxed warning restricting ENTEREG to only short-term (15 doses) use in hospitalized patients. The REMS is designed to maintain the benefits associated with short-term use in the bowel resection population and prevent long-term, outpatient use. Under the REMS, ENTEREG is available only to hospitals that perform bowel resection surgeries and that are enrolled in the ENTEREG Access Support and Education, or E.A.S.E.®, program.

  Medical Need

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

  Clinical Development

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

        Adolor began a Phase 4 clinical trial in 2009 to satisfy an FDA post-approval requirement to evaluate the safety and efficacy of ENTEREG in patients undergoing radical cystectomy. Radical cystectomy involves extensive resection of abdominal and pelvic structures, including the bowel, resulting in patients being at high risk of delayed GI recovery. In April 2012, we announced that this clinical study met its primary endpoint of time to achieve recovery of both upper and lower GI function. In October 2013, we received a label expansion for the use of ENTEREG to accelerate the time to upper and lower GI recovery following surgeries that include partial bowel resections with primary anastomosis (i.e., re-connection of the bowel following removal of the resected segment). In addition, consistent with FDA regulations and the ENTEREG approval letter, two pediatric Phase 4 clinical trials are required. We expect the first of these studies to be initiated during 2014; however, we expect to have further discussions with the FDA with respect to this program prior to its initiation.

  Source of Rights

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

        In April 2002, Adolor entered into a collaboration agreement with Glaxo, in which Glaxo received exclusive, worldwide rights to develop and commercialize ENTEREG for certain indications. In June 2011, Glaxo and Adolor entered into a termination agreement whereby Adolor reacquired Glaxo's rights to ENTEREG in exchange for Adolor's agreement to pay Glaxo: i) $25.0 million, of which $2.5 million was paid by Adolor prior to being acquired by us; ii) tiered, single-digit royalties on annual net sales of ENTEREG in the U.S., subject to reductions based upon certain conditions; and iii) a one-time milestone of $15.0 million upon achievement of a predetermined level of sales in the U.S. in a given year. Effective September 1, 2011, Adolor assumed all responsibilities related to the commercialization of ENTEREG. In December 2011, we assumed the obligations owed to Glaxo and all responsibilities related to the commercialization of ENTEREG as a result of the acquisition of Adolor. We have made total payments of $6.5 million of the $22.5 million payment due to Glaxo, and the remaining $16.0 million is payable in four installments over the next four years.

Late-Stage Product Candidates

Tedizolid phosphate

        Tedizolid phosphate is a novel antibiotic product candidate for the potential treatment of certain serious Gram-positive bacterial infections, including those caused by MRSA. We acquired rights to tedizolid phosphate in connection with our acquisition of Trius in September 2013. In October 2013, we submitted an NDA to the FDA seeking approval of tedizolid phosphate for the treatment of ABSSSI. In December 2013, the FDA accepted our NDA with Priority Review and assigned a PDUFA action date in June 2014. We plan to file an MAA with the EMA in the first half of 2014. We are also developing tedizolid phosphate as a potential treatment for HABP and VABP and expect to begin a Phase 3 clinical trial to assess the safety and efficacy of tedizolid phosphate in HABP/VABP in the first half of 2014. The FDA previously designated tedizolid phosphate as a QIDP for its potential ABSSSI, HABP, and VABP indications in each of the I.V. and oral dosage forms. As a result of this designation, tedizolid phosphate is eligible for certain incentives, including, if tedizolid phosphate is ultimately approved by the FDA, a five-year extension of Hatch-Waxman exclusivity, which is described in more detail below under the "Intellectual Property Portfolio" and "Government Regulation" sections of this Item 1. See Note C., "Business Agreements," and Note F., "Fair Value Measurements," in the accompanying notes to consolidated financial statements for additional information.

  Source of Rights

        Trius licensed exclusive worldwide rights, excluding North and South Korea, to develop, manufacture, and market tedizolid phosphate from Dong-A under a January 2007 license agreement. As a result of acquiring Trius, we acquired these rights and assumed obligations under the license agreement to pay Dong-A remaining milestone payments of up to $11.5 million if certain development and regulatory approval milestones are achieved. As of December 31, 2013, we have an obligation to make remaining milestone payments to Dong-A of up to $8.5 million. In addition, we are obligated to pay Dong-A tiered single-digit royalties on worldwide net sales of tedizolid phosphate on a country-by-country basis, excluding North and South Korea, until the later of: (i) 12 years after the date of the first commercial sale of tedizolid phosphate in such country; and (ii) the expiration of the last to expire patent covering tedizolid phosphate in such country. The license agreement terminates upon the expiration of all of the royalty obligations under the agreement. We may terminate the license agreement if we decide to discontinue development or commercialization of licensed products and Dong-A may terminate the license agreement if we fail to meet certain specified development and commercialization obligations within specified time periods. See Note C., "Business Agreements," in the accompanying notes to consolidated financial statements for additional information.

Ceftolozane/tazobactam

        Ceftolozane/tazobactam is an I.V. antibacterial product candidate consisting of ceftolozane, a novel anti-pseudomonal cephalosporin, with tazobactam, a well-established beta-lactamase inhibitor. We acquired rights to ceftolozane/tazobactam in connection with our acquisition of Calixa in December 2009. We are developing ceftolozane/tazobactam as a potential therapy for the treatment of certain serious Gram-negative bacterial infections in the hospital, including those caused by multi-drug-resistant Pseudomonas aeruginosa and extended-spectrum beta-lactamase producing strains of bacteria such as Escherichia coli and Klebsiella. Phase 3 clinical trials for cUTI and cIAI commenced in 2011. In November 2013, we announced that ceftolozane/tazobactam met its primary endpoint of statistical non-inferiority compared to levofloxacin for cUTI, and in December 2013, we announced that ceftolozane/tazobactam met its primary endpoint of statistical non-inferiority compared to meropenem for cIAI. We plan to file an NDA with the FDA for the cUTI and cIAI indications in the first half of 2014, and subsequently file an MAA with the EMA for both indications in the second half of 2014. We are also developing ceftolozane/tazobactam as a potential treatment for HABP and VABP and expect to begin a pivotal, Phase 3 clinical trial to assess the safety and efficacy of ceftolozane/tazobactam in HABP/VABP in 2014. See Note C., "Business Agreements," and Note F., "Fair Value Measurements," in the accompanying notes to consolidated financial statements for additional information.

  Source of Rights

        Under our license agreement with Astellas, as amended, we have exclusive, worldwide rights to develop, manufacture and commercialize any products that incorporate ceftolozane, including ceftolozane/tazobactam. Under the agreement, we are obligated to make remaining milestone payments to Astellas that could total up to $40.0 million if certain specified development, regulatory and sales events are achieved with respect to such products. In addition, if ceftolozane/tazobactam is successfully developed and commercialized, we are obligated to pay Astellas tiered single-digit royalties on net sales of such products.

Surotomycin

        Surotomycin is an oral lipopeptide product candidate with rapid in vitro bactericidal activity against C. difficile. We initiated Phase 3 clinical trials of surotomycin in July 2012. Current therapeutic options for treating CDAD, which include our marketed product, DIFICID, are limited. The risk of CDAD recurrence is 20% after an initial episode, and doubles to 40% after a first recurrence. Although DIFICID offers an improvement in sustained clinical response, we believe that alternative agents are needed.

  Source of Rights

        We internally discovered surotomycin. As a result, we are not obligated to make milestone payments or pay sales-based royalties in the event surotomycin is successfully developed or commercialized.

Bevenopran

        Bevenopran is an oral, peripherally-acting mu opioid receptor antagonist product candidate. We acquired rights to bevenopran in connection with our acquisition of Adolor in December 2011. It is currently in development for the treatment of OIC in patients with chronic, non-cancer pain, for which there is currently only one FDA-approved therapy. Mu opioid receptors in the GI tract (characterized as peripheral mu opioid receptors as they reside outside the central nervous system) regulate functions such as motility, secretion and absorption. Stimulation of these GI mu opioid receptors by morphine, or other opioid analgesics, disrupts normal gut motility resulting in non-propulsive contractions of the bowel wall, ultimately delaying transit time of intestinal contents. This is the primary mechanism underlying OIC. We initiated Phase 3 efficacy trials in patients with OIC and chronic non-cancer pain in July 2013. During the fourth quarter of 2013, we decided to stop these Phase 3 efficacy trials in light of the FDA's planned 2014 Advisory Committee meeting to discuss the potential for elevated cardiovascular events related to mu-opioid antagonists, and the enrollment challenges associated with the current design of these Phase 3 efficacy trials. Based upon the outcome of the Advisory Committee meeting, we may reevaluate whether to proceed with any new Phase 3 efficacy trials, and the design of such trials. Enrollment in the Phase 3 long-term safety study we initiated in October 2012 was completed in February 2014. We expect to complete the study in the first half of 2015.

  Source of Rights

        Adolor acquired exclusive worldwide rights to bevenopran from Eli Lilly for an upfront payment, milestone payments that are contingent upon achievement of pre-defined, late-stage clinical and regulatory events and achievement of certain sales targets, and single-digit royalties on net sales of the product. We assumed the obligation to pay these milestones and royalties upon our acquisition of Adolor. See Note C., "Business Agreements," in the accompanying notes to consolidated financial statements for additional information.

Research and Development Expenditures

        Our research and development expenditures, which include research and development related to our marketed products and product candidates, were $477.7 million, $277.7 million and $184.5 million in 2013, 2012 and 2011, respectively.

Significant Customers

        The following table sets forth our net revenues from our three largest customers as a percentage of total net revenues for the periods presented:

	Percentage of Total Net Revenues for the Years Ended December 31,
	2013	2012	2011
AmerisourceBergen Drug Corporation	19%	20%	21%
Cardinal Health, Inc.	17%	18%	21%
McKesson Corporation	18%	18%	17%

Competition

CUBICIN

        Competition in the market for therapeutic products that address serious Gram-positive bacterial infections is intense. CUBICIN faces competition in the U.S. from other commercially-available drugs such as: vancomycin, marketed generically by Abbott Laboratories, or Abbott, Shionogi & Co., Ltd., or Shionogi, and others; Zyvox®, or Zyvox, marketed by Pfizer, Inc., or Pfizer; Synercid®, or Synercid, marketed by King Pharmaceuticals, Inc., or King, a wholly-owned subsidiary of Pfizer; Tygacil®, or Tygacil, marketed by Wyeth Pharmaceuticals, Inc., or Wyeth, also a wholly-owned subsidiary of Pfizer; VIBATIV™ (telavancin), or VIBATIV, which is being marketed in the U.S. by Theravance, Inc., or Theravance; and Teflaro®, or Teflaro, which is marketed by Forest Laboratories, Inc., or Forest. In particular, vancomycin has been a widely-used and well-known antibiotic for more than 50 years and is sold in a relatively inexpensive generic form. Vancomycin sales account for 70% of sales in this market, based on days of therapy.

        In addition, CUBICIN is expected to face competition in the U.S. from a generic version of CUBICIN, marketed by Teva under the terms of our settlement agreement with Teva. CUBICIN may also face competition in the U.S. from a generic version of CUBICIN if the ANDA or NDA of Hospira or the NDA of Strides is ultimately approved or their generic versions of CUBICIN otherwise come to market or a third party files an ANDA or NDA that is ultimately approved or its generic version of CUBICIN otherwise comes to market. See the "Intellectual Property Portfolio" section of this Item 1 for additional information.

        CUBICIN may also face competition in the future from several product candidates currently in clinical development as treatments for cSSSI, or ABSSSI, as this indication is now referred to by the FDA.

DIFICID

        DIFICID faces competition in the U.S. from other commercially available drugs for the treatment of CDAD, such as Vancocin® (oral vancomycin), marketed by ViroPharma Incorporated, which is also available in an inexpensive generic form, as well as Flagyl® (metronidazole), marketed by Pfizer and Sanofi-Aventis, which is also available in an inexpensive generic form. DIFICID may also face competition from fecal microbiota transplantation, or FMT, an experimental CDAD treatment that is becoming increasingly used.

ENTEREG

        Currently, ENTEREG is the only FDA-approved product indicated for the acceleration of GI recovery following surgeries that include partial bowel resection with primary anastomosis. There are other products in various stages of clinical development for this condition that could compete with ENTEREG at some point in the future.

Intellectual Property Portfolio

        We seek to protect our novel compounds, cloned targets, expressed proteins, assays, organic synthetic processes, screening technology and other technologies by, among other things, filing, or causing to be filed on our behalf, patent applications. Except as specifically noted below, the patent rights described below may be subject to potential patent term extensions and/or supplemental protection certificates extending patent rights in countries where such extensions may become available. For example, in the U.S. under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, which is described in more detail below under the "Government Regulation" section of this Item 1, a portion of the patent term lost during product development and FDA review of an NDA or an application under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FD&C Act, is restored if approval of the application is the first permitted commercial marketing of a drug containing the active ingredient. The patent term extension period is generally one-half the time between the effective date of the Investigational New Drug Application, or IND, and the date of submission of the NDA, plus the time between the date of submission of the NDA and the date of FDA approval of the product. The maximum period of patent term extension is five years, and the patent cannot be extended to more than 14 years from the date of FDA approval of the product. Only one patent claiming each approved product is eligible for the patent term extension.

        As of January 31, 2014, we and our subsidiaries owned or co-owned 54 issued U.S. patents, 88 pending U.S. patent applications, 237 issued foreign patents and 270 pending foreign patent applications. Not included in these totals are the patents and patent applications that we exclusively license. Additional patent filings relating to our product and product candidates described below may be made in the future.

        Our trademarks, CUBICIN, DIFICID, ENTEREG and Cubist, are covered by registrations or pending applications for registration in the U.S. Patent and Trademark Office, or PTO, and in other countries.

CUBICIN

        We have acquired exclusive rights from Eli Lilly related to the composition, manufacture, and/or use of daptomycin, the active ingredient in CUBICIN. The primary composition of matter patent covering daptomycin in the U.S. has expired; however, currently there are seven issued U.S. patents that we own that cover the drug product, manufacture, and/or administration or use of daptomycin. These patents and their expiration dates are as follows:

Patent No.	Expiration Date
RE39,071(1)	June 2016
6,468,967	September 2019
6,852,689	September 2019
6,696,412	November 2020
8,058,238	November 2020
8,129,342	November 2020
8,003,673	September 2028

(1)
Acquired from Eli Lilly.

        We have additional patents related to the composition, manufacture and/or use of daptomycin in Europe, which expire at various times through January 2021. In addition, we have filed a number of patent applications relating to the composition, manufacture, administration and/or use of daptomycin and/or other lipopeptides.

        In August 2013, we received a Paragraph IV Certification Notice Letter from Strides, notifying us that Strides had submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN. Strides' notice letter advised that it is seeking FDA approval to market daptomycin for injection, 500 mg/vial, prior to the expiration of U.S. Patent Nos. 6,468,967; 6,852,689; 8,058,238; 8,129,342; and 8,003,673, which expire on the periods described above and are each listed in the FDA's list of "Approved Drug Products with Therapeutic Equivalence Evaluations" (commonly referred to as the Orange Book). The notice letter further stated that Strides is asserting that each claim in the respectively referenced patents is invalid, and/or unenforceable and/or will not be infringed by the commercial manufacture, use, sale, offer to sell in the U.S., or importation into the U.S. of the drug product described by Strides' ANDA. In response to Strides' ANDA filing, we filed patent infringement lawsuits against Strides in October 2013 in the U.S. District Court for the District of Delaware and the U.S. District Court for the District of New Jersey. We later filed a notice of dismissal of the complaint we filed in the District of New Jersey and the case was subsequently terminated. The remaining complaint we filed in the District of Delaware alleges infringement of U.S. Patent Nos. 6,468,967; 6,852,689; 8,058,238; and 8,129,342. The complaint seeks: (i) an order preventing the effective date of the FDA's approval of Strides' ANDA until the expiration of the patents in the respective lawsuits; (ii) an order preventing Strides from making, using, selling, offering for sale, marketing, distributing or importing Strides' generic version of CUBICIN until the expiration of the patents in the respective lawsuits; and (iii) an award of attorney's fees. By statute, the FDA is automatically prohibited from approving Strides' ANDA for 30 months from our receipt of Strides' Paragraph IV notification letter, unless the court enters a judgment finding the patents invalid, unenforceable or not infringed before the expiration of the 30-month period or otherwise shortens the 30-month period. Although we are confident in our intellectual property portfolio protecting CUBICIN, including the patents listed in the Orange Book, we cannot predict the outcome of this matter. Any final, unappealable adverse result in this litigation would likely have a material adverse effect on our results of operations and financial condition.

        In February 2012, we received a Paragraph IV Certification Notice Letter from Hospira, notifying us that Hospira had submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN. Hospira's notice letter advised that it is seeking FDA approval to market daptomycin for injection, 500 mg/vial, prior to the expiration of U.S. Patent Nos. 6,468,967; 6,852,689; RE39,071; 8,058,238; and 8,003,673, which expire on the periods described above and are each listed in the Orange Book. In May 2012, we received a second Paragraph IV Certification Notice Letter from Hospira notifying us that Hospira had submitted to the FDA an amendment to its ANDA. Hospira's second notice letter advised that it is seeking FDA approval to market daptomycin for injection, 500 mg/vial, prior to the expiration of U.S. Patent No. 8,129,342, which expires on the date described above and is listed in the Orange Book. In August 2012, we received a third Paragraph IV Certification Notice Letter from Hospira notifying us that Hospira had submitted to the FDA an NDA, under Section 505(b)(2) of the FD&C Act, seeking approval to market a generic version of CUBICIN. Hospira's third notice letter advised that it is seeking FDA approval to market daptomycin for injection, 350 mg/vial, prior to the expiration of U.S. Patent Nos. 6,468,967; 6,852,689; RE39,071; 8,058,238; 8,003,673; and 8,129,342, which are listed in the Orange Book. Each of the notice letters further stated that Hospira is asserting that each claim in the respectively referenced patents is invalid, and/or unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the drug product respectively described by Hospira's ANDA, as amended, and NDA. In March 2012, we filed a patent infringement lawsuit against Hospira in response to its initial ANDA filing. In July 2012, we filed a new complaint against Hospira to allege infringement of U.S. Patent No. 8,129,342 in response to Hospira's amendment to its ANDA. In September 2012, we filed a patent infringement lawsuit against Hospira in response to its NDA filing. The complaints, which were each filed in the U.S. District Court for the District of Delaware, respectively allege infringement of U.S. Patent Nos. 6,468,967; 6,852,689; RE39,071; 8,058,238; and 8,129,342. The complaints seek: (i) an order preventing the effective date of the FDA's approval of Hospira's ANDA and NDA until the expiration of the patents in the respective lawsuits; (ii) an order preventing Hospira from making, using, selling, offering for sale, marketing, distributing or importing Hospira's generic versions of CUBICIN until the expiration of the patents in the respective lawsuits; and (iii) an award of attorney's fees. By statute, the FDA is automatically prohibited from approving Hospira's ANDA for 30 months from our receipt of Hospira's first Paragraph IV notification letter for such ANDA and from finally approving Hospira's NDA for 30 months from our receipt of Hospira's first Paragraph IV notification letter for such NDA, as respectively applicable, unless the court enters a judgment finding the patents invalid, unenforceable or not infringed before the expiration of the respective 30-month period or otherwise shortens the respective 30-month period. In July 2013, the court endorsed the parties' stipulation that Hospira's ANDA and NDA products infringed certain claims of each the asserted patents. The trial in these related actions began on February 18, 2014. Although we are confident in our intellectual property portfolio protecting CUBICIN, including the patents listed in the Orange Book, we cannot predict the outcome of these litigations. Any final, unappealable adverse result in these litigations would likely have a material adverse effect on our results of operations and financial condition.

        In April 2011, we entered into a settlement agreement with Teva and its affiliates to resolve our patent infringement litigation with respect to CUBICIN that we filed in response to Teva's notification that it had submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN. The settlement agreement provides for a full settlement and release by both us and Teva of all claims that were or could have been asserted in the patent infringement litigation and all resulting damages or other remedies. Under the settlement agreement, we granted Teva a non-exclusive, royalty-free license to sell a generic daptomycin for injection product in the U.S. beginning on the later of: (i) December 24, 2017; and (ii) if our daptomycin for injection product receives pediatric exclusivity, June 24, 2018. The license we granted to Teva would become effective prior to the later of these two dates if the patents that were the subject of the patent litigation with Teva are held invalid, unenforceable or not infringed with respect to a third party's generic version of daptomycin for injection, if a third party sells a generic version of daptomycin for injection under a license or other authorization from us, or if there are no longer any unexpired patents listed in the Orange Book as applying to our NDA covering CUBICIN. The license is granted under the patents that were the subject of the litigation, any other patents listed in the Orange Book as applying to our NDA covering CUBICIN, and any other U.S. patents that we have the right to license and that cover Teva's generic version of daptomycin for injection. The license terminates upon the expiration, or an unappealed or unappealable determination of invalidity or unenforceability, of all the licensed patents, including any pediatric or other exclusivity relating to the licensed patents or CUBICIN. Two of the three patents that were the subject of the litigation are currently due to expire on September 24, 2019, and the third is due to expire on June 15, 2016. In September 2011, we listed U.S. Patent 8,003,673, which was granted on August 23, 2011, and expires on September 4, 2028, in the Orange Book under our NDA covering CUBICIN. In December 2011, we listed U.S. Patent 8,058,238, which was granted on November 15, 2011, and expires on November 28, 2020, in the Orange Book under our NDA covering CUBICIN. Teva may also sell the generic daptomycin for injection supplied by us at an earlier date upon certain specified types of "at risk" launches of a generic daptomycin for injection product by a third party.

        The settlement agreement also provides that, for the period that our license to Teva is in effect, Teva will purchase its U.S. requirements of daptomycin for injection exclusively from us. We are required to use commercially reasonable efforts to satisfy Teva's requirements. The supply terms provide that we will receive payments from Teva for product supplied by us reflecting two components: one based on the cost of product revenues plus a margin, and the other based on a specified percentage of gross margin (referred to as net profit in the supply terms) from Teva's sales of daptomycin supplied by us. The supply terms also provide for a forecasting and ordering mechanism, and that Teva will determine the price at which any such daptomycin for injection will be resold and the trademark and name under which it is sold, which may not be confusingly similar to our trademarks. In addition, under the supply terms, Teva may instead supply on its own or from a third party and sell its generic daptomycin for injection product in the event of specified Cubist supply failures or if the arrangement is terminated due to our uncured breach or bankruptcy.

        The settlement agreement will remain in effect until the expiration of the term of the license granted by us to Teva and the expiration of a non-exclusive, royalty-free license granted by Teva to us under any Teva U.S. patent rights that Teva has the right to license and that may be applicable to CUBICIN and the daptomycin for injection product to be supplied by us to Teva. Each of us and Teva may terminate the settlement agreement in the event of a material breach by the other party. In addition, each party may terminate the license granted by it to the other party in the event of a challenge of the licensed patents by the other party. The Federal Trade Commission, or FTC, or the Department of Justice, or DOJ, could seek to challenge our settlement with Teva, or a competitor, customer or other third-party could initiate a private action under antitrust or other laws challenging our settlement with Teva.

DIFICID

        Through our acquisition of Optimer, we have acquired exclusive rights related to the composition, manufacture, and/or use of fidaxomicin, the active ingredient in DIFICID. Currently there are five issued U.S. patents that we own that cover the drug product, manufacture, and/or administration or use of fidaxomicin. These patents and their expiration dates are as follows:

Patent No.	Expiration Date
7,507,564	April 2024
8,586,551	April 2024
7,906,489	March 2027
7,378,508	July 2027
7,863,249	July 2027

ENTEREG

        Through our acquisition of Adolor, we have acquired exclusive rights from Eli Lilly related to the composition, manufacture, administration and/or use of alvimopan, the active ingredient in ENTEREG. Currently, there are four issued U.S. patents that cover the drug product, manufacture, and/or administration or use of alvimopan. These patents and their expiration dates are as follows:

Patent No.	Expiration Date
5,250,542	March 2016
6,469,030	November 2020
8,645,160	June 2029
8,112,290	July 2030

        In addition to the patents related to ENTEREG, alvimopan is classified as a new chemical entity, or NCE, under the Hatch-Waxman Act.

Other Patents

        We own or have exclusively licensed the following issued U.S. patents, which cover our late-stage product candidates and expire as follows:

Patent No.	Expiration Date
Tedizolid phosphate:(1)
• 7,816,379	February 2028
• 8,420,676	February 2028
• 8,426,389	December 2030
Ceftolozane/tazobactam:(2)
• 7,129,232	October 2024
Surotomycin:(3)
• 7,335,725	December 2020
• 8,507,647	April 2031
Bevenopran:(4)
• 7,381,719	May 2025

(1)
We have additional patents related to the composition, manufacture and/or use of tedizolid phosphate in Europe, which expire at various times through December 2024.

(2)
We have additional patents related to the composition, manufacture and/or use of ceftolozane/tazobactam in Europe, which expire at various times through October 2023.

(3)
We have additional patents related to the composition, manufacture and/or use of surotomycin in Europe, which expire at various times through December 2029.

(4)
There are additional pending U.S. patent applications.

Manufacturing and Supply

        We currently rely on a global network of third party contract manufacturers to manufacture our starting materials, active pharmaceutical ingredients, or APIs, and finished drug products for commercial sale. We also rely on third parties to manufacture our product candidates for clinical trials. Establishing and managing this global supply chain for each of our products and product candidates requires a significant financial commitment, regulatory approvals and the creation and maintenance of numerous third-party contractual relationships. We expect that we will continue for the foreseeable future to rely on third parties, including certain sole source suppliers, to meet all of our commercial and clinical supply needs.

        We have developed systems and processes to track, monitor and oversee our contract manufacturers' activities, including a quality assurance program intended to ensure that our third-party manufacturers comply with current Good Manufacturing Practices, or cGMP. Manufacturing facilities, both foreign and domestic, are subject to inspections by or under the authority of the FDA and other U.S. and foreign government authorities. We regularly evaluate the performance of our third-party manufacturers with the objective of confirming their continuing capabilities to meet our needs efficiently and economically. Important factors that could adversely affect our manufacturing operations are discussed in the "Risk Factors" in Item 1A of Part I of this Annual Report on Form 10-K.

CUBICIN

        We have an exclusive manufacturing and supply agreement with ACS Dobfar SpA, or ACSD, pursuant to which ACSD manufactures and supplies us API for CUBICIN. Under the agreement, we are required to purchase a certain percentage of our requirements for CUBICIN API from ACSD, and we pay ACSD for CUBICIN API based upon a volume-based pricing schedule. Our agreement with ACSD is currently set to expire on December 31, 2015, but will extend for an additional two-year term, provided that we negotiate in good faith a revision to the prices charged for CUBICIN API based on ACSD's then current costs to manufacture CUBICIN API unless: (a) the agreement is earlier terminated in accordance with its terms; or (b) we notify ACSD by December 31, 2014, that we do not desire to extend the term. After the initial two-year extension, we may extend the term of the agreement, at our option, for additional two-year extension periods. We expect that ACSD could meet all of our anticipated needs for CUBICIN API for at least the next several years.

        We currently have agreements with two authorized contract manufacturers of the finished CUBICIN drug product to provide fill-finish services as well as an agreement with an additional contract manufacturer to provide packaging and labeling services for the finished CUBICIN drug product. We are currently in the process of establishing additional manufacturing sources of finished CUBICIN drug product, pending successful process validation and regulatory approvals. We and our contract manufacturers also have supply disruption mitigation strategies in place, which include holding inventory levels, qualifying additional vendors for some materials where possible and other contingency plans.

        We distribute CUBICIN in the U.S. in accordance with a drop-ship program under which the majority of our gross sales orders were processed through wholesalers for the year ended December 31, 2013, but shipped directly to our end users, while the remaining orders were processed directly with the customer. This provides us with greater visibility into end user ordering and reordering trends. We use a third-party logistics provider, which exclusively manages our CUBICIN warehousing and inventory program and distributes finished product to our customers. This third-party logistics provider also provides us with order processing, order fulfillment, shipping, collection and invoicing services in support of the drop-ship model. We utilize third party collaboration partners to distribute CUBICIN in various countries outside the U.S.

Other Commercial Products

        We have an exclusive supply agreement for the commercial manufacture of the API in DIFICID and a manufacturing and supply agreement with two third-party suppliers for the commercial manufacture of the API in ENTEREG. In addition, we have commercial manufacturing services agreements with each of the finished drug product manufacturers of DIFICID and ENTEREG. We and our contract manufacturers have supply disruption mitigation strategies in place, which include holding inventory levels and other contingency plans. We may also contract with other contract manufacturers for additional supply of drug substance and drug products for commercial sale, including supply for our partners. We also utilize third-party collaboration partners to distribute DIFICID in various countries outside the U.S.

        We utilize third-party logistics providers to manage our ENTEREG and DIFICID warehousing and inventory programs and distribute finished product to our customers. These third-party logistics providers also provide us with order processing, order fulfillment, shipping, collection and invoicing services in support of the wholesaler stocking model for DIFICID and in support of the drop-ship model for ENTEREG. Upon enrollment in the E.A.S.E. program, hospitals can order ENTEREG through wholesalers and on receipt and verification of the order, our third-party logistics provider will drop-ship ENTEREG directly to the hospital pharmacy.

Product Candidates

        We are currently using third-party suppliers to manufacture drug substance and drug product for clinical trials for all of our product candidates, including tedizolid phosphate, ceftolozane/tazobactam, surotomycin and bevenopran and we intend to use third-party suppliers to manufacture commercial supplies if any such product candidates are ultimately approved for commercial sale.

Government Regulation

        Our current and contemplated activities, and the products and processes that result from such activities, are subject to substantial government regulation.

U.S.—FDA Drug Approval Process

  Pre-Clinical Testing

        Before beginning testing of any compounds with potential therapeutic value in human subjects in the U.S., stringent government requirements for pre-clinical data must be satisfied. Pre-clinical testing includes both in vitro, and in vivo, or within a living organism, laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. We are required to perform extensive pre-clinical testing on all of our product candidates before initiating human trials.

  INDs

        Pre-clinical testing results obtained from in vivo studies in several animal species, as well as from in vitro studies, are submitted to the FDA, or an international equivalent, as part of an IND or equivalent, and are reviewed by the FDA, or an international equivalent, prior to the commencement of human clinical trials. Before we can commence human clinical trials, the pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial clinical studies in human volunteers.

  Clinical Trials

        Clinical trials involve the administration of the drug to healthy human volunteers or to patients under the supervision of a qualified investigator pursuant to an FDA-reviewed protocol. Human clinical trials typically are conducted in three sequential phases prior to submitting applications for marketing approval, although the phases may overlap with one another. Clinical trials must be conducted under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria, if any, to be evaluated. Each protocol must be submitted to the FDA as part of the IND.

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

  •
  Phase 4 clinical trials—conducted after a product has been approved. These trials can be conducted for a number of purposes, including to collect long-term safety information or to collect additional data about a specific population. As part of a product approval, including the approvals of CUBICIN, DIFICID and ENTEREG, the FDA may require that certain Phase 4 studies, which are called post-marketing commitment studies, be conducted post-approval.

  Good Clinical Practices

        All of the phases of clinical studies must be conducted in conformity with the FDA's bioresearch monitoring regulations and Good Clinical Practices, which are ethical and scientific quality standards for conducting, recording, and reporting clinical trials to assure that the data and reported results are credible and accurate, and that the rights, safety, and well-being of trial participants are protected.

  NDA/BLA

        All data obtained from a comprehensive development program including research and product development, manufacturing, pre-clinical and clinical trials and related information are submitted in an NDA to the FDA and in similar regulatory filings with the corresponding agencies in other countries for review and approval. In certain circumstances, this information is submitted in a Biologics License Application, or BLA. In addition to reports of the trials conducted under the IND, the NDA or BLA includes information pertaining to the preparation of the new drug, analytical methods, details of the manufacture of finished products and proposed product packaging and labeling. The submission of an application is not a guarantee that the FDA will find the application complete and accept it for filing. The FDA may refuse to file the application and request additional information rather than accept the application for filing, in which case, the application must be resubmitted with the supplemental information. Once an application is accepted for filing, the FD&C Act requires the FDA to review the application within 180 days of its filing, although in practice, longer times may be required. In some cases, the FDA may decide to expedite the review of new drugs that are intended to treat serious or life threatening conditions and demonstrate the potential to address unmet medical needs. As part of its review, the FDA may refer the application to an advisory committee for evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee; however, historically, it has followed such recommendations. The FDA may determine that a REMS is necessary to ensure that the benefits of a new product outweigh its risks. If required, a REMS may include various elements, such as publication of a medication guide, patient package insert, a communication plan to educate health care providers of the drug's risks, limitations on who may prescribe or dispense the drug, or other measures that the FDA deems necessary to assure the safe use of the drug, any of which could negatively impact the commercial success of a drug.

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

  Adverse Event Reporting

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

  Hatch-Waxman Act

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

        After the FDA receives an ANDA and determines that the ANDA is substantially complete, the FDA will send a letter informing the applicant that the ANDA has been "received by FDA." The ANDA applicant then has 20 days from the date of the FDA's letter to send a notification to the NDA holder and the owner of the Orange Book listed patents informing them that an ANDA has been submitted. That notification must provide a detailed factual and legal basis for the ANDA applicant's conclusion that the patents that are the subject of the paragraph IV certifications are invalid, unenforceable or not infringed. The NDA holder then has 45 days from receipt of this notification to file an action for patent infringement. If a patent lawsuit is filed within the 45-day period, the FDA may not approve the ANDA for a period of 30 to 42 months (depending on the submission date of the ANDA), unless the ANDA applicant prevails in the patent litigation sooner or the trial court judge extends or shortens this period. If the ANDA is submitted to the FDA between years four and five of the five-year exclusivity period, the 30-month stay of approval for patent litigation is extended by whatever additional period is necessary to equal seven and one-half years from the date of NDA approval.

        The Hatch-Waxman Act also provides a three-year exclusivity period for studies containing the results of new clinical investigations (other than bioavailability studies) that are essential to the FDA's approval of new uses of approved products, such as new indications, dosage forms, strengths, or conditions of use.

  Pediatric Exclusivity

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

Ex-U.S. Regulations

        We are also subject to regulations and oversight in countries outside of the U.S. with respect to: clinical studies; marketing; product manufacturing; advertising and promotion; pricing and reimbursement; distribution; and safety reporting of medicinal products, which vary from country to country. In general, our ability to market a product in other countries is dependent upon obtaining a marketing authorization from the country's regulatory authority. A marketing authorization is typically received if the regulatory agency is satisfied that we have presented sufficient evidence of safety, efficacy and quality in support of our product.

        For example, under EU regulatory approval schemes, we may submit a marketing authorization application under either a centralized, decentralized, mutual recognition or national procedure. The centralized procedure is mandatory for certain medicinal products, including orphan drug products and advanced therapy medicinal products and optional for other products, where a single MAA is reviewed by EMA. Authorization under the centralized procedure is recognized by all EU and European Economic Area member states. The decentralized procedure allows applicants to file applications to several EU member states in parallel and receive simultaneous authorizations based on recognition of an assessment by a reference member state. Under mutual recognition, EU member states may accept or reject the decision of a reference EU member state. The national procedure requires separate applications to each EU member state and authorization is only valid in that member state.

        Prior to submitting an MAA for a new medicinal product in the EU, a company must first obtain EMA agreement of a Pediatric Investigation Plan, or PIP. The PIP describes the pediatric development of a product and may impose certain quality, non-clinical and clinical activity requirements onto us. The PIP will also define the age ranges of the children for whom the product must be developed and the time lines to which we must adhere. The PIP can be modified as new information is obtained. The incentives for completing the PIP include a six month extension of the term of the supplementary protection certificate, the European equivalent of a patent term extension.

        In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices and/or reimbursement of medicinal products for human use. A member state may approve a specific price or level of reimbursement for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market.

Good Manufacturing Practices

        We must adhere to cGMP and product-specific regulations enforced by the FDA, the European Commission, EMA, and the competent authorities of EU Member States following product approval. The FDA, the EMA, the competent authorities of the EU Member States and other regulatory agencies also conduct regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval of a product. If, as a result of these inspections, it is determined that our equipment, facilities, or processes do not comply with applicable regulations and conditions of product approval, regulatory agencies may seek civil, criminal, or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations, the withdrawal of our product from the market or suspension of the marketing authorizations granted for our products.

Pricing and Reimbursement Regulation

        In the U.S. and internationally, sales of CUBICIN, DIFICID, ENTEREG and other products that we may market in the future, and our ability to generate revenues on such sales, are dependent, in significant part, on the availability and level of reimbursement from third-party payors such as state and federal governments, private insurance plans, and managed care organizations, or MCOs. The National Bureau of Economic Research estimates that more than 75% of privately insured individuals in the U.S. are enrolled in some type of managed care program. MCOs can include health-maintenance organizations, medical insurance companies, medical plan administrators, Medicare prescription drug plans, and hospital and physician groups. As these organizations continue to consolidate, their ability to negotiate larger discounts from manufacturers, including us, is strengthened.

        In addition, particularly in the U.S. and increasingly in other countries, we are required to provide discounts and pay rebates to state and federal governments and agencies in connection with purchases of our products that are reimbursed by such entities. Various provisions of the U.S. health care reform legislation enacted in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education reconciliation Act of 2010, collectively referred to as the Affordable Care Act or health care reform, increased the levels of rebates and discounts that we have to provide in connection with sales of our products that are paid for, or reimbursed by, certain state and federal government agencies and programs. It is possible that future legislation in the U.S. and other jurisdictions could be enacted, which could potentially impact the reimbursement rates for CUBICIN, DIFICID, ENTEREG and the products we are developing and may develop and/or market in the future and also could further impact the levels of discounts and rebates we are required to pay to federal and state government entities. The most significant governmental reimbursement and discount programs with respect to our marketing activities are described below.

  Medicare Part A

        Medicare Part A pays for inpatient hospital services under a prospective payment system in which cases are grouped into Medicare Severity Diagnosis Related Groups, or MS-DRGs, and the amount of the single Medicare payment for an inpatient stay depends upon the applicable MS-DRG. Medicare Part A applies to inpatient episodes of care for CUBICIN, DIFICID and ENTEREG patients covered by Medicare and is responsible for reimbursement to hospitals of a large proportion of the annual sales volume of those products. The applicable MS-DRG can vary based on the condition of the patient. Most drugs, including CUBICIN, DIFICID and ENTEREG, are not subject to separate billing under Medicare Part A. For this reason, and because inpatient MS-DRG rates have generally been increased annually, the sensitivity of hospitals to drug prices has not been as great as it has for other providers. However, hospitals will be subject to cost pressures from scheduled and potential limitations to Medicare Part A reimbursement from provisions of health care reform. These provisions (and the year in which each became, or will become, effective) include: productivity adjustments to some providers' Medicare payment rates (2012); Medicare readmissions penalties (2012); Medicare bundled payment pilot project (2013); reduced Medicare payments to disproportionate share hospitals (2013); and reduced Medicare payments to some hospitals for hospital-acquired infections (2014).

  Medicare Part B

        Medicare Part B pays physicians, hospital outpatient departments and other outpatient providers that furnish CUBICIN under a payment methodology using average sales price, or ASP, information. We, as a manufacturer under these rules, are required to provide ASP information to the Centers for Medicare and Medicaid Services, or CMS, on a quarterly basis. This information is used to compute Medicare payment rates, which are set at ASP plus six percent in the physician office setting, with ASP updated quarterly. This Medicare Part B payment rate for physicians can change only through legislation. However, the Part B payment rate for hospital outpatient departments, by law, is subject to annual reconfirmation or change by CMS; for 2013, that rate is ASP plus six percent. CMS could change this hospital outpatient rate in future years. If we were ever found to have made a misrepresentation in the reporting of ASP, the statute provides for civil monetary penalties of up to $10,000 for each misrepresentation for each day in which the misrepresentation was applied.

  Medicare Part D/Medicare Advantage

        CMS offers a voluntary drug benefit to Medicare beneficiaries who are eligible for Medicare Part A and/or enrolled in Medicare Part B. These drug benefits are available through two different programs, both of which are offered on an annual enrollment basis through private health plans that contract with CMS. The first program is Medicare Part D, under which beneficiaries may enroll in Prescription Drug Plans, or PDP's, that offer drug coverage only. The second program is Medicare Advantage, under which Medicare beneficiaries may enroll in health plans that cover a full range of medical services, and usually prescription drugs as well. Similar to pharmaceutical coverage through private health insurance, PDP and Medicare Advantage plans have been negotiating discounts from drug manufacturers and passing on some of those savings to Medicare beneficiaries. However, a number of changes to the Medicare Part D and Medicare Advantage programs are occurring as a result of health care reform. One of these changes will have the effect of significantly reducing the patient coverage gap (i.e., the so-called "doughnut hole"), by transitioning the patient responsibility in that coverage range from 100% in 2010 to 25% (i.e., equal to the patient coinsurance for the range preceding the coverage gap) in 2020. Drug manufacturers, including us with respect to CUBICIN and DIFICID, are obligated to provide quarterly discounts of 50% of the negotiated price (paid by each plan to the dispensing pharmacy) of branded drugs issued to Medicare Part D patients in the coverage gap. Another recent change as a result of the Affordable Care Act was the elimination of the Retiree Drug Subsidy, or RDS, on January 1, 2013. Under the RDS program, employers who offered a retiree prescription drug benefit plans received a tax-free subsidy for allowable drug costs. Beneficiaries covered under these retiree plans do not enter the coverage gap. However, once the RDS was eliminated, employers increasingly stopped offering retiree prescription drug benefits, thus moving a significant number of patients from private employer sponsored drug benefits plans to the Medicare Part D Employer Group Waiver Plans, or EGWP. Consequently, in 2013, drug manufacturers have seen an increase to their Medicare Part D Coverage Gap liability. As provisions such as these become effective, health plans will continue to develop cost-saving measures such as more restrictive drug formularies and increased patient cost-sharing.

  Medicaid Rebate Program

        For CUBICIN and DIFICID, we also participate in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and under multiple subsequent amendments of that law, including the Affordable Care Act. Under the Medicaid rebate program, we pay a rebate for each unit of product reimbursed by Medicaid. The Medicaid utilization subject to rebate previously had been limited to only those units paid for by Medicaid programs under fee-for-service arrangements but was expanded upon enactment of the Affordable Care Act to include units paid for under capitated managed care arrangements. The amount of the "basic" portion of the rebate for each product is set by law as the larger of: (i) 23.1% of quarterly average manufacturer price, or AMP, or (ii) the difference between quarterly AMP and the quarterly best price available from us to any commercial or non-governmental customer, or Best Price. AMP must be reported on a monthly and quarterly basis and Best Price is reported on a quarterly basis only. In addition, the rebate also includes the "additional" portion, which adjusts the overall rebate amount upward as an "inflation penalty" when the product's latest quarter's AMP exceeds the product's AMP from the first full quarter of sales after launch, adjusted for increases in the Consumer Price Index—Urban. The upward adjustment in the rebate amount per unit is equal to the excess amount of the current AMP over the inflation-adjusted AMP from the first full quarter of sales. The rebate amount is required to be recomputed each quarter based on our report to CMS of current quarterly AMP and Best Price for each of our products. The terms of our participation in the program impose a requirement for us to report revisions to AMP or Best Price within a period not to exceed 12 quarters from the quarter in which the data was originally due. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. In addition, if we were found to have knowingly submitted false information to the government, the statute provides for civil monetary penalties not to exceed $100,000 per item of false information in addition to other penalties available to the government. The Affordable Care Act, in combination with other federal legislation passed in August 2010, made changes to the definition of AMP, effective October 1, 2010. These and the other Affordable Care Act changes that still need to be clarified by final guidance and regulations from the federal government could impact the rebate liability for CUBICIN, DIFICID and the products we are developing and may develop and/or market in the future. ENTEREG is not currently part of the Medicaid rebate program.

  340B/PHS Drug Pricing Program

        The availability of federal funds to pay for CUBICIN and DIFICID under the Medicaid and Medicare Part B programs requires that we extend discounts under the 340B/Public Health Service, or PHS, drug pricing program. The 340B/PHS drug pricing program requires participating manufacturers to charge no more than a statutorily-determined "ceiling" price to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as the outpatient departments of hospitals that serve a disproportionate share of Medicaid and poor Medicare beneficiaries. A product's ceiling price for a quarter reflects its Medicaid AMP from two quarters earlier less its Medicaid rebate amount from two quarters earlier. Therefore, the above-mentioned revisions to the Medicaid rebate formula and AMP definition enacted by the Affordable Care Act could cause the discount produced by the ceiling price to increase. Under the Affordable Care Act, four additional classes of entities were made eligible for these discounts, increasing the volume of sales for which we must now honor the 340B/PHS discounts.

  Federal Supply Schedule

        We also make CUBICIN and ENTEREG available for purchase by authorized users of the Federal Supply Schedule, or FSS, of the General Services Administration pursuant to our FSS contract with the Department of Veterans Affairs, or VA. DIFICID is similarly available to authorized users of the FSS, however it is pursuant to a national contract instead of our FSS contract. Under the Veterans Health Care Act of 1992, or the VHC Act, we are required to offer deeply discounted FSS contract pricing to four federal agencies—the VA, the Department of Defense, or DoD, the Coast Guard and the PHS (including the Indian Health Service)—for federal funding to be made available for reimbursement of any of our products under the Medicaid program, Medicaid Part B and for our products to be eligible to be purchased by those four federal agencies and certain federal grantees. FSS pricing to those four federal agencies must be equal to or less than the Federal Ceiling Price, or FCP, which is, at a minimum, 24% less than the Non-Federal Average Manufacturer Price, or Non-FAMP, for the prior fiscal year. In addition, if we are found to have knowingly submitted false information to the government, the VHC Act provides for civil monetary penalties of not to exceed $100,000 per item of false information in addition to other penalties available to the government. We are also required to pay rebates for DIFICID under the U.S. DoD TRICARE Retail Pharmacy Refund Program to enable DoD retail purchases at the FCP.

  EU

        The sole legal instrument at the EU level governing the pricing and reimbursement of drugs is the Price Transparency Directive (Council Directive 89/105/EEC), or the Directive. The aim of this Directive is to ensure that pricing and reimbursement mechanisms established in EU Member States are transparent and objective, do not hinder the free movement and trade of drugs in the EU and do not hinder, prevent or distort competition on the market. The Directive does not provide any guidance concerning the specific criteria on the basis of which pricing and reimbursement decisions are to be made by individual EU Member States. It also does not have any direct consequence on pricing or reimbursement levels in individual EU Member States. As a result, the competent authorities of each of the 28 EU Member States have adopted individual strategies for regulating the pricing and reimbursement of drugs in their respective territory. These strategies often vary widely in nature, scope and application. However, a major element that they have in common is an increased move toward reduction in the reimbursement price of medicinal products, a reduction in the number and type of products selected for reimbursement and an increased preference for generic products over innovative products. These efforts have mostly been executed through these countries' existing price-control methodologies. In some EU Member States, notably Greece and Spain, prices paid by the national health services for both established and new drugs have been cut substantially as a part of comprehensive government austerity programs. It is increasingly common in many EU Member States for Marketing Authorization Holders to be required to demonstrate the pharmaco-economic superiority of their products as compared to products already subject to pricing and reimbursement in those countries. In order for drugs to be evaluated positively under such criteria, pharmaceutical companies, including us, may need to re-examine, and consider altering, a number of traditional functions relating to the selection, study, and management of drugs, whether currently marketed, under development, or being evaluated as candidates for research and/or development.

  Other International Markets

        In addition to the EU, Japan is currently our only other major international market. We currently do not plan to have a direct commercial presence in Japan, but rather expect to collaborate with alliance partners for commercialization in Japan. Under current Japanese laws, branded drug reimbursement amounts by the country's National Health Insurance system are typically set at relatively high levels for new drugs. These amounts are subsequently reduced, but at multi-year intervals and, historically, by relatively small amounts. This system has generally provided a high level of stability for drug prices. The next round of reimbursement reductions is scheduled to take place in 2014. Since the Japanese government could seek and enact much larger decreases in the future than it customarily has, the Japanese pricing and reimbursement environment for 2014 and beyond is uncertain at this time.

Sales and Marketing Regulation

        The FDA regulates all advertising and promotional activities for products under its jurisdiction, including CUBICIN, DIFICID and ENTEREG. A company may not commercially promote a product prior to its approval, and after approval can make only those claims relating to safety and efficacy that are consistent with the labeling approved by the FDA. Physicians may, on their own choice and responsibility, prescribe drugs for uses that are not described in the drug's labeling and that differ from those tested by the product's manufacturer and approved by the FDA. Such off-label uses are common across medical specialties and may reflect a physician's belief that the off-label use is the best treatment for the patients. The FDA does not regulate the behavior of physicians in their choice of treatments, but FDA regulations do impose stringent restrictions on manufacturers' promotions and communications regarding off-label uses. Generally speaking, a manufacturer may not promote a drug for off-label use, but may engage in non-promotional, balanced communication regarding off-label use under certain conditions. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity, enforcement action by the FDA, corrective advertising, consent decrees and the full range of civil and criminal penalties available to the FDA and other government agencies, including those related to false claims, discussed below.

        Certain products approved by the FDA may be promoted only if the promotional materials advertising such products carry a so-called "boxed warning." ENTEREG has a boxed warning that alerts prescribers to the restriction on ENTEREG imposed by a REMS. Under the REMS, ENTEREG is available only for short-term use (15 doses) in hospitalized patients. Only hospitals that have registered in the E.A.S.E. program as part of the REMS may use ENTEREG. Registration in the

E.A.S.E. program certifies that a hospital performs certain surgeries for which ENTEREG is indicated post-surgically and includes training on the E.A.S.E. program.

        In recent years, several states have also enacted legislation requiring pharmaceutical companies operating within the state to establish marketing and promotional compliance programs or codes of conduct and/or file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities. Similar legislation is being considered by additional states. In addition, as part of health care reform, the federal government has enacted the Physician Payment Sunshine Act provisions. Beginning in 2014, manufacturers of drugs, including us, will be required to publicly report gifts and payments made on or after August 1, 2013, to physicians and teaching hospitals. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are not always clear.

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

        Similar restrictions are imposed on the promotion and marketing of medicinal products in the EU and other countries, including restrictions prohibiting the promotion of a compound prior to its approval. Laws (including those governing promotion, marketing and anti-kickback provisions), industry regulations and professional codes of conduct often are strictly enforced. Even in those countries where we are not directly responsible for the promotion and marketing of our products, inappropriate activity by our international distribution partners can have implications for us.

Other Regulations

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

        We are subject to compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. We also may be implicated under the FCPA by the activities of our partners, collaborators, contract research organizations, or CROs, vendors or other agents. The FCPA also requires us, as a public company, to make and keep books and records that accurately and fairly reflect all of our transactions and to devise and maintain an adequate system of internal accounting controls.

        We are also subject to compliance with the Bribery Act in the UK and similar laws in other countries. The Bribery Act applies to any company incorporated in or "carrying on business" in the

UK, irrespective of where in the world the offending conduct occurs. The Bribery Act prohibits the provision of an "advantage" intended to induce or reward "improper performance" of the recipient's function. Offences under the Bribery Act include the offer, promise or provision of a bribe, as well as the request, acceptance or agreement to receive a bribe. The failure by a company to prevent third parties from providing a bribe on its behalf could also constitute an offence under the Bribery Act. This Act applies to bribery activities both in the public and private sector.

        Our present and future business has been and will continue to be subject to various other laws and regulations. Various laws, regulations and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals, and the purchase, storage, movement, import and export and use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work are or may be applicable to our activities. Certain agreements entered into by us involving exclusive license rights or acquisitions may be subject to national or supranational antitrust regulatory control, the effects of which cannot be predicted. The extent of government regulation which might result from future legislation or administrative action cannot accurately be predicted.

Our Employees

        As of February 1, 2014, we had approximately 873 employees. We consider our employee relations to be good.

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

        Financial and other information about us is available on our website, http://www.cubist.com. We make available on our website, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Copies are available in print to any of our stockholders upon request in writing to "Investor Relations, Cubist Pharmaceuticals, Inc., 65 Hayden Ave., Lexington, MA 02421." Information appearing on our website is not a part of, and is not incorporated in, this Annual Report on Form 10-K.

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

        Our current ability to maintain and grow revenues depends significantly on the commercial success of CUBICIN in the U.S. CUBICIN's continued acceptance by the medical community and the future market demand and medical need for CUBICIN are critical factors in CUBICIN's continued success. Although we also generate revenues from our sales of DIFICID and ENTEREG, such revenues have been and are expected to be much lower than our CUBICIN revenues. Therefore, if we are unable to continue to maintain and grow revenues from sales of CUBICIN, our future operating results and financial condition could be materially adversely affected.

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

  •
  our ability to maintain and enforce U.S. and foreign patent protection for CUBICIN, particularly in light of efforts by companies such as Strides, Hospira and Teva to obtain approval to market generic versions of CUBICIN;

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

        Our ability to successfully sell DIFICID and ENTEREG depends on many of the same factors listed above that may impact our sales of CUBICIN.

Our ability to grow revenues and execute on our long-term strategy depends heavily on our ability to acquire and/or discover, develop, and obtain marketing approval for additional products or product candidates, such as tedizolid phosphate and ceftolozane/tazobactam.

        In order for us to achieve our long-term business objectives, we will need to successfully discover, acquire and/or develop and commercialize additional products or product candidates, including tedizolid phosphate, ceftolozane/tazobactam and others. Although we have made, and expect to continue to make, significant investments in research and development, including by increasing our research and development personnel, we have had only a limited number of our internally-discovered product candidates even reach the clinical development stage. Drug discovery and development is a complex, time-consuming and expensive process that is fraught with risk and a high rate of failure. Failure by us to successfully discover, acquire and/or develop, obtain marketing approval for and commercialize additional products and product candidates, including tedizolid phosphate and ceftolozane/tazobactam, would likely have a material adverse effect on our ability to grow revenues and our financial condition.

        In addition, we may not be able to acquire, in-license or otherwise obtain rights to additional product candidates or marketed drug products on acceptable terms or at all. We have faced and will continue to face significant competition for these types of product candidates and marketed products from a variety of other companies with interest in the anti-infective and acute care marketplace, many of which have significantly more financial resources and experience in pharmaceutical development than we have. Because of the intense competition for these types of product candidates and marketed products, the cost of acquiring, in-licensing or otherwise obtaining rights to such candidates and products has grown dramatically in recent years and is often at levels that we cannot afford or that we believe are not justified by market potential. This competition is most intense for late-stage candidates and marketed products, which have the lowest risk and would have the most immediate impact on our financial performance.

We may not be able to obtain, maintain or protect proprietary rights necessary for the continued development and commercialization of our products, product candidates and research technologies, including as a result of challenges from companies like Strides, Hospira and Teva who seek to sell generic versions of CUBICIN.

        Our commercial success depends in large part on obtaining and maintaining U.S. and foreign patent protection for our products, product candidates and our research technologies and successfully enforcing and defending these patents against third-party challenges, including with respect to generic challenges. For our products and product candidates where we cooperate with a partner or other third party to enforce and defend the proprietary rights, such as DIFICID, ENTEREG, tedizolid phosphate, ceftolozane/tazobactam, and bevenopran, our commercial success will depend in part on such partners or other third parties cooperating with us or doing the same on their own. We have limited control over the amount and timing that such partners, collaborators or other third parties will dedicate to these efforts.

        We cannot be sure that our patents and patent applications, including our own and those that we have rights to under licenses from third parties, will adequately protect our intellectual property for a number of reasons, including, without limitation, the following: (i) the patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions; (ii) the actual protection afforded by a patent can vary from country to country and may depend upon the type of patent, the scope of its coverage and the availability of legal remedies in the country; (iii) the laws of foreign countries in which we market our products may afford little or no effective protection to our intellectual property, thereby easing our competitors' ability to compete with us in such countries; (iv) intellectual property laws and regulations and legal standards relating to the validity, scope and enforcement of patents covering pharmaceutical and biotechnological inventions are continually developing and changing, both in the U.S. and in other important markets outside the U.S.;

(v) third parties may challenge, infringe, circumvent or seek to invalidate existing or future patents owned by or licensed to us; and (vi) the coverage claimed in a patent application can be significantly reduced before the patent is issued, and, as a consequence, our and our partners' patent applications may result in patents with narrower coverage than we desire or have planned for.

        Although we continue to own rights to a number of patents covering CUBICIN, certain patent rights covering CUBICIN in the U.S. have expired, including the primary composition of matter patent covering daptomycin. We cannot be sure that any patents covering CUBICIN will not be contested or invalidated or that any patent applications will be granted. Of particular concern is that third parties may seek approval to market generic versions of CUBICIN by filing applications with the FDA in which they claim that the patents protecting CUBICIN are invalid, unenforceable and/or not infringed. For example, until our patent infringement litigations with Hospira and Strides are finally resolved, the uncertainty of the outcomes may cause our stock price to decline. In addition, an adverse result in any of these litigations, whether appealable or not, would likely cause our stock price to decline. Any final, unappealable, adverse result in any of these litigations would likely have a material adverse effect on the continued commercialization of CUBICIN, our results of operations and financial condition and cause our stock price to decline.

        Under our April 2011 settlement agreement with Teva to resolve patent infringement litigation with respect to CUBICIN, we granted Teva a non-exclusive, royalty-free license to sell a generic daptomycin for injection product in the U.S. beginning on the later of: (i) December 24, 2017, and (ii) if our daptomycin for injection product receives pediatric exclusivity, June 24, 2018. The license we granted to Teva would become effective prior to the later of these two dates if: (i) the patents that were the subject of the patent litigation with Teva are held invalid, unenforceable or not infringed with respect to a third party's generic version of daptomycin for injection, which could occur if Strides and/or Hospira is successful in our patent litigations with Strides or Hospira, as respectively applicable, (ii) a third party sells a generic version of daptomycin for injection under a license or other authorization from us, or (iii) there are no longer any unexpired patents listed in the Orange Book as applying to our NDA covering CUBICIN. Teva may also sell generic daptomycin supplied by us at an earlier date upon certain specified types of "at risk" launches of a generic daptomycin for injection product by a third party. If this license becomes effective, or the license or settlement agreement terminates earlier than we anticipate, our business and results of operations could be materially impacted. In addition, the FTC or the DOJ could seek to challenge our settlement with Teva, or a competitor, customer or other third party could initiate a private action under antitrust or other laws challenging our settlement with Teva. While we believe our settlement is lawful, we may not prevail in any such challenges or litigation. We may incur significant costs in defending any such action, and our business and results of operations could be materially impacted if we fail to prevail against any such challenges.

We rely on third parties to manufacture CUBICIN and our other products and product candidates, and any difficulties, delays or disruptions in the manufacturing process or supply of any of our products or product candidates could have a material adverse effect on our business operations.

        The manufacture of pharmaceutical products is a highly complex process in which a variety of difficulties may arise from time to time including, but not limited to, product loss due to: material, equipment, vendor or operator errors; labor shortages; inability to obtain material, equipment or transportation; physical or electronic security breaches; natural disasters and many other factors. Problems with manufacturing processes could result in product defects or manufacturing failures, which could require us to delay shipment of products or recall products previously shipped, or could impair our ability to expand into new markets or supply products in existing markets. We may not be able to resolve any such problems in a timely fashion or at all.

        We rely on third party contract manufacturing organizations, or CMOs, to manufacture API and finished drug product for all of our products, including CUBICIN. Any difficulties, delays or disruptions in the manufacturing process at such facilities for any of our products could result in a number of adverse consequences for our business, including but not limited to: a loss of inventory; our inability to supply sufficient quantities of drug product to meet U.S. demand; our inability to satisfy our contractual obligations to supply our international CUBICIN and DIFICID partners; and the incurrence of substantial additional costs to remediate or identify alternatives sources of supply. Any of these consequences could result in a material adverse effect on our results of operations, financial condition and long-term business plans.

        We also rely on CMOs to manufacture clinical trial materials for our product candidates, and we will rely on CMOs to manufacture commercial supplies, if any such product candidates are ultimately approved for commercial sale. Our product candidates, including ceftolozane/tazobactam and tedizolid phosphate, will not be approved for marketing by the FDA or other foreign regulatory authorities unless the FDA or their foreign equivalents also approve the facilities used by our CMOs to produce our product candidates for commercialization. If our manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA's or foreign regulatory authorities' strict regulatory requirements, the FDA or their foreign counterparts will not approve their manufacturing facilities, which would result in significant delays in obtaining FDA or foreign marketing approvals for our product candidates. In order to successfully develop and commercialize our product candidates in a timely manner, we and our CMOs must be able to develop and execute on manufacturing processes, and reach agreement on contract terms, for each candidate that will:

  •
  be approved by the FDA and/or other regulatory authorities in the countries where such candidates are to be manufactured or sold;

  •
  provide sufficient quantities of API and drug product of such candidates to meet our clinical trial needs and ultimate market demand; and

  •
  provide such amounts at a cost that will allow us to make an adequate profit.

        There is no guarantee that we will be able to meet these manufacturing process requirements for any of our current product candidates, including tedizolid phosphate and ceftolozane/tazobactam, all of which have complex manufacturing processes, which make meeting these requirements even more challenging. If we are unable to develop manufacturing processes for our clinical product candidates that satisfy these requirements, we will not be able to supply sufficient quantities of test material to conduct our clinical trials in a timely or cost effective manner, and as a result, our development programs will be delayed, our financial performance will be adversely impacted and we will be unable to meet our long-term goals.

We rely on certain sole source contract manufacturers of our products and product candidates, exposing us to certain risks that, if realized, could have a material adverse effect on our business.

        We contract with ACSD as our sole provider of our worldwide commercial supply of CUBICIN API. Although we hold a supply of safety stock of API at another warehouse/distribution center in addition to what is stored at ACSD, any natural or other disaster, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at these facilities that causes a loss of this safety stock or manufacturing capacity would heighten the risk that we face. We contract with multiple CMOs, including Hospira Worldwide, Inc., or Hospira Worldwide, and Oso Biopharmaceuticals Manufacturing LLC, or Oso, to manufacture and supply to us finished CUBICIN drug product for our worldwide needs. Hospira, which has submitted filings to the FDA seeking approval to market generic versions of CUBICIN, is an affiliate of Hospira Worldwide. For many of the ex-U.S. markets in which CUBICIN is sold, either Hospira Worldwide or Oso is the sole approved supplier of one or more of the vial sizes that are sold in such markets, which will make it difficult to switch to another supplier for such markets in a timely manner if we experience problems with one of our existing CMOs.

        We are also sole sourced with respect to our commercial supply of fidaxomicin, the API in DIFICID, and our commercial supply of fidaxomicin finished drug product, including DIFICID. We maintain higher inventory levels to account for risk associated with having a single supplier of fidaxomicin API and drug product. In addition, if we do not order certain minimum quantities of fidaxomicin from our CMO because of insufficient demand, we could owe payments for failure to satisfy our minimum order obligations.

        ACSD, our sole supplier of CUBICIN API, is also expected to be a commercial supplier of drug substance and/or drug product for certain of our product candidates, including ceftolozane/tazobactam. As a result, we may have an even greater reliance on ACSD for supply of our products than we currently do, which could increase the potential adverse impact on our results of operations, financial condition and long-term business plans if there are any problems with ACSD's operations, business or solvency. In addition, we plan on receiving a supply of certain of the key components of ceftolozane/tazobactam from CMOs in countries outside of the U.S., who would be our sole suppliers of such key components at the time of commercial launch. Sourcing supply of these key components adds risks to our supply chain and business, including risks to any intellectual property or proprietary processes related to such components.

        The manufacture of our products and product candidates is highly exacting and complex and must meet stringent quality requirements. Due to the significant U.S. and international regulatory requirements that we would need to satisfy in order to qualify new suppliers, including, but not limited to, appropriate facility design to prevent cross-contamination and other controls, we could experience significant interruptions in supply if we needed to transfer the manufacture of any product or product candidate (including API and raw materials) to one or more other suppliers to address these risks or any other difficulties with our current suppliers.

Our contract manufacturers may not be able to operate their manufacturing facilities in compliance with current good manufacturing practices and other applicable U.S., EU and equivalent foreign regulations, which could result in a suspension of our contract manufacturers' ability to manufacture our products and product candidates, the loss of our product inventory, an inability to manufacture sufficient quantities of our products to meet U.S. or foreign demand, or other unanticipated compliance costs.

        Our third-party contract manufacturing facilities are subject to cGMP regulations enforced by the FDA, the competent authorities of the EU, EU Member States and equivalent foreign regulatory agencies through initial and periodic inspections to confirm such compliance. We have limited control over our contract manufacturers' compliance with these regulatory requirements. We and our contract manufacturers must continually expend time, money and effort in production, record-keeping and quality assurance and control to ensure that these manufacturing facilities meet applicable regulatory requirements. Failure to maintain ongoing compliance with cGMP regulations and other applicable manufacturing requirements of various U.S., EU Member States, or foreign regulatory agencies could result in, among other things, the issuance of warning letters, fines, the withdrawal or recall of our products from the marketplace, suspension or withdrawal of approvals and marketing authorizations, total or partial suspension of production, the loss of product inventory, suspension of the review of applications for marketing authorization or applications for variations to existing marketing authorizations, any future supplemental New Drug Applications, or sNDAs, or equivalent foreign filings, termination or hold on a clinical study, sanctions being imposed on us, including enforcement actions, injunctions, fines, civil penalties, license revocations, operating restrictions or criminal prosecution. A government-mandated recall or a voluntary recall could divert managerial and financial resources, could be difficult and costly, could result in the suspension of sales of our products, and could have a severe adverse impact on our profitability and the future prospects of our business. In addition, if any U.S., EU Member State, or foreign regulatory agency inspects any of these manufacturing facilities and determines that they are not in compliance with cGMP regulations or we or our contract manufacturers otherwise determine that they are not in compliance with these regulations, we could experience an inability to manufacture sufficient quantities of our products to meet U.S. or foreign demand or incur unanticipated compliance expenditures, either of which could have an adverse impact on our product sales, results of operations, financial condition and our long-term business plans.

We face significant competition from other biotechnology and pharmaceutical companies and will likely face additional competition in the future from third-party product candidates under development and from generic versions of CUBICIN.

        The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the U.S. and internationally, including major multinational pharmaceutical and chemical companies, biotechnology companies and universities and other research institutions. Many of our competitors have greater financial and other resources, including larger and more experienced global development staffs and sales and marketing organizations and greater manufacturing capabilities. Our competitors may develop, acquire or license technologies and drug products that are safer, easier to administer, more effective, or less costly than our products or product candidates, which could render our technology obsolete and noncompetitive.

        Competition in the market for therapeutic products that address serious Gram-positive bacterial infections is intense. CUBICIN faces competition in the U.S. from commercially-available drugs such as: vancomycin, marketed generically by Abbott, Shionogi and others; Zyvox, marketed by Pfizer; Synercid, marketed by King, a wholly-owned subsidiary of Pfizer; Tygacil, marketed by Wyeth., also a wholly-owned subsidiary of Pfizer; VIBATIV, marketed by Theravance; and Teflaro, marketed by Forest. In particular, vancomycin has been a widely used and well-known antibiotic for more than 50 years and is sold in a relatively inexpensive generic form. Vancomycin sales account for approximately 70% of sales, based on days of therapy, in this market. In addition, CUBICIN is expected to face competition in the U.S. from a generic version of CUBICIN to be marketed by Teva under the terms of our settlement agreement with Teva. CUBICIN may also face competition in the U.S. from a generic version of CUBICIN if Hospira's ANDA or NDA, Strides' ANDA or a third party's filing to the FDA for approval to market a generic version of CUBICIN, is ultimately approved or a generic version of CUBICIN otherwise comes to market. CUBICIN also may face competition in the future from several product candidates currently in clinical development as treatments for cSSSI (now referred to as ABSSSI). CUBICIN is also priced higher than some of its competitor products, which could inhibit the continued acceptance of CUBICIN or otherwise cause physicians to switch to new drug products or reserve CUBICIN for use in limited circumstances. Any inability on our part to compete with current or subsequently-introduced drug products, particularly with respect to CUBICIN, would have a material adverse impact on our results of operations.

        With respect to DIFICID, we face competition in the U.S. from branded Vancocin Pulvules, generic vancomycin capsules, reconstituted I.V. vancomycin "slurry" for oral administration and metronidazole. In particular, we anticipate DIFICID will continue to face increasing competition in the form of generic versions of branded products. DIFICID faces competition in the U.S. from an inexpensive generic form of metronidazole and vancomycin capsules, and in the EU faces competition from generic oral vancomycin. Generic therapies typically are sold at lower prices than branded antibiotics and generally are preferred by managed care providers of health services. DIFICID may also face generic competition in the U.S. if a third party's filing to the FDA for approval to market a generic version of DIFICID is ultimately approved or a generic version of DIFICID otherwise comes to market. DIFICID may also face competition from FMT, an experimental CDAD treatment that is becoming increasingly used.

        Although ENTEREG is currently the only FDA-approved product indicated for the acceleration of GI recovery following surgeries that include partial bowel resection with primary anastomosis, there are other products in various stages of clinical development for this condition that could compete with ENTEREG at some point in the future and ENTEREG may also face generic competition in the U.S. as described above for CUBICIN and DIFICID.

        We expect that if our product candidates, including tedizolid phosphate and ceftolozane/tazobactam, are approved by the FDA and foreign regulatory authorities, they will likewise face substantial competition from branded and generic products.

The commercial success of CUBICIN and DIFICID and, if approved, our product candidate tedizolid phosphate, in certain territories outside the U.S. is largely dependent on our third-party partners and other factors outside of our control.

        We do not market and sell CUBICIN directly outside of the U.S., but rely on third parties to do so. Our international partners may not be successful in launching or marketing CUBICIN in their markets, which includes countries in Europe, Asia (including Japan), and Latin America. To date, European sales have grown more slowly than U.S. sales did in the same period after launch due primarily to lower MRSA rates in some European countries, an additional glycopeptide competitor (teicoplanin), which is not approved in the U.S., the commercialization strategy and mix of resources that our European partner, Novartis, has been using to commercialize CUBICIN, as well as other factors. Even if our international partners are successful in commercializing CUBICIN, we only receive a portion of the revenues from ex-U.S. sales of CUBICIN.

        Pursuant to the terms of certain collaboration agreements entered into prior to our acquisition of Optimer, Optimer granted to third parties, including Astellas Pharma Europe, Astellas, Specialised Therapeutics and AstraZeneca UK, exclusive rights to develop and commercialize DIFICID in various territories outside the U.S. and Canada, including Europe, Japan, Australia and Latin America. Consequently, our ability to generate any revenues from DIFICID in territories outside the U.S. and Canada depends on our collaboration partners' ability to obtain marketing approvals for and successfully commercialize DIFICID in their respective territories. We have limited control over the amount and timing of resources that our collaboration partners will dedicate to these efforts. In addition, even if our international partners are successful in commercializing DIFICID, we only receive a portion of the revenues from sales of DIFICID outside of the U.S. and Canada.

        Pursuant to the terms of a collaboration and license agreement entered into prior to our acquisition of Trius, Trius granted to Bayer exclusive rights to develop and commercialize tedizolid phosphate in various territories outside the U.S., Canada, Europe and North and South Korea, including Japan, China and substantially all other countries in Asia, Africa, Latin America and the Middle East. As a result, our ability to generate any revenues from tedizolid phosphate in Bayer's territories depends on Bayer's ability to obtain marketing approvals for and successfully commercialize tedizolid phosphate in its respective territories. We have limited control over the amount and timing of resources that Bayer will dedicate to these efforts. In addition, even if Bayer is successful in obtaining marketing approvals and commercializing tedizolid phosphate, we only receive a portion of the revenues from sales of tedizolid phosphate in Bayer's territories.

We need to manage our growth effectively, and the increased breadth and complexity of our business may expose us to additional risk.

        We have expanded the scope of our business significantly in recent years. In 2010, we had one product, CUBICIN, which we were selling in the U.S. and no product candidates in Phase 3 clinical development. We are now selling three products on our own, expanding our international operations, and have four product candidates in Phase 3 clinical development. We also have grown our employee base substantially, particularly within our research and development and commercial organizations. We plan to continue adding products and product candidates through internal development, in-licensing and acquisition over the next several years and to continue developing our existing product candidates through clinical trials. Our ability to continue to successfully commercialize our existing products, achieve our research and development objectives, add and integrate new products and satisfy our commitments under our collaboration and acquisition agreements depends on our ability to effectively manage these increased demands on our organization and expand our organization and infrastructure. To manage the increasing breadth and complexity of our business, we will also need to continue making significant additional investments in personnel, infrastructure, information management systems and resources. If we are unable to effectively manage and progress some or all of these activities, our ability to maximize the value of one or more of our products or product candidates could suffer, which could materially adversely affect our business.

We rely on third parties, such as CROs to help us conduct our clinical trials, and if these third parties fail to fulfill their obligations to us or fail to conduct our clinical trials in compliance with applicable U.S., EU, and foreign regulations, including the FDA's current good clinical practices regulations, or cGCP, we may not be able to obtain regulatory approvals for our product candidates.

        As we advance our product candidates through development, the size and scope of the clinical trials we conduct increases significantly, including the number of patients and medical conditions being studied and the number of clinical sites and countries in which the trials are being conducted. We contract with third parties such as CROs, contract investigational drug labeling and distribution providers, and regional and central laboratories to assist with the conduct of our clinical trials. As a result, we have reduced control over many key operational aspects of our clinical trial process. Outsourcing this critical work to third parties also leaves us exposed to the risk that changes in their business or financial condition could cause them to no longer be able to support our business in a timely or satisfactory manner or at all, the impact of which could delay key projects and initiatives and therefore adversely impact the timing and achievement of our business goals.

        In addition, the FDA, the competent authorities in the EU Member States, and similar foreign regulatory authorities could determine that our clinical trials were not properly designed, were not conducted in accordance with applicable laws and regulations, or were otherwise not properly managed. For example, under the FDA's cGCP regulations we are responsible for conducting, recording and reporting the results of our clinical trials to ensure that the data and results are credible and accurate and that the trial participants are adequately protected. The FDA conducts periodic inspections of clinical investigator sites which are involved in our clinical development programs to ensure their compliance with cGCP regulations. Directive 2001/20/EC and the EU cGCP rules impose similar obligations and procedures with respect to the conduct of clinical trials in the EU. If the FDA, a competent authority of an EU Member State, or any similar foreign regulatory authority determines that we, our clinical research organizations or our study sites fail to comply with applicable cGCP or other applicable regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the European Commission, the EMA, the competent authorities of the EU Member States or equivalent foreign regulatory authority may disqualify certain data generated from those sites or require us to perform additional clinical trials before approving our marketing applications, which could adversely impact our ability to obtain regulatory approvals for our product candidates or additional approvals for our marketed products. Any such deficiency in the design, implementation or oversight of our clinical development programs under U.S. or EU or similar foreign regulations could cause us to incur significant additional costs, experience significant delays or prevent us from obtaining regulatory approval for our product candidates or for new indications for our marketed products. This would, in turn, materially adversely impact our ability to increase revenues, our results of operations and financial condition, and ability to meet our long-term goals.

Our success is dependent upon our ability to attract and retain highly qualified personnel and limit turnover.

        Our ability to be successful in the highly competitive biotechnology and pharmaceutical industries depends in large part upon our ability to attract and retain highly qualified managerial, scientific, medical, sales and other personnel. In order to attract and retain highly qualified and high performing employees, we provide competitive compensation packages. We also have provided retention letters to our executive officers and certain other key employees. However, despite our efforts to retain highly qualified and performing employees, key employees have in the past and may in the future choose to terminate their employment with us. Any failure to attract and retain our executive officers or other key employees could potentially harm our business and financial results. Also, we market and sell CUBICIN and ENTEREG in the U.S. and DIFICID in the U.S. and Canada through our own sales force and marketing team. Significant turnover or changes in the experience level of our sales and marketing personnel, particularly our most senior sales and marketing personnel, could impact our ability to effectively sell and market CUBICIN and our other products.

We have undertaken and may in the future undertake additional strategic acquisitions, and we may not realize the benefits of such acquisitions.

        One of the ways we have grown our pipeline and business is through acquisitions, such as our recent acquisitions of Trius and Optimer. Acquisitions involve a number of risks, in particular when more than one major acquisition occurs at a time, including: diversion of management's attention from current operations; disruption of our ongoing business; difficulties in integrating and retaining all or part of the acquired business, its customers and its personnel and assumption of disclosed and undisclosed liabilities. In addition, third party lawsuits challenging these acquisitions are common, and we may incur significant legal costs in defending these suits that are not covered by insurance. We may also acquire companies in which we are uncertain about the effectiveness of the acquired company's internal controls and procedures, as in the case of Optimer, which had identified a material weakness in its internal controls over financial reporting for 2012, its most recently completed fiscal year. Integration of existing businesses may also include additional legal risks. For example, an SEC/DOJ investigation of Optimer with respect to an attempted potentially improper share grant, potentially improper payment to a research laboratory and certain matters that may be related thereto remains ongoing, and the outcomes are uncertain. In addition, because certain of Trius' revenues have been derived through federal grants and government contracts, we may be subject to routine audit and investigations by the Department of Health and Human Services, or DHHS, and the Defense Contract Audit Agency, or the DCAA. Moreover, the integration costs of the companies we acquire may be higher than we anticipated. The individual or combined effect of these risks could have a material adverse effect on our business.

        Because the price paid for acquiring businesses often exceeds the book value of the acquired company, the successful realization of value from an acquisition typically derives from capitalizing on cost savings realized by combining the acquirer and target company. If we are unable to realize such cost savings, we may not be able to justify the price paid for such an acquisition. There is also the risk that our valuation of an acquired product or business may turn out to be erroneous and thereby cause us to have overvalued an acquisition target, which could have a material adverse effect on our results of operations. As a result, we cannot assure you that, following our acquisitions of Adolor, Trius or Optimer or any future acquisitions, we will achieve revenues that justify the acquisition or that the acquisition will result in increased earnings, or reduced losses, for the combined company in any future period.

Drug discovery and development is a complex, time-consuming and expensive process that is fraught with risk and a high rate of failure.

        Product candidates are subject to extensive pre-clinical testing and clinical trials to demonstrate their safety and efficacy in humans. Conducting pre-clinical testing and clinical trials is a lengthy, time-consuming and expensive process that takes many years. We cannot be sure that pre-clinical testing or clinical trials of any of our product candidates will demonstrate the safety, efficacy and benefit-to-risk profile necessary to obtain marketing approvals. In addition, product candidates that experience success in pre-clinical testing and early-stage clinical trials will not necessarily experience the same success in late-stage clinical trials, which are required for marketing approval. The FDA and other countries' regulatory authorities will allow us to begin clinical trials under an IND, or similar document in other countries only if we demonstrate in our submission that the potential product candidate will not expose humans to unreasonable risks and that the compound has pharmacological activity that justifies clinical development. It takes significant time and expense to generate the requisite data to support an IND or similar document. In many cases, companies spend the time and resources only to discover that the data are not sufficient to support an IND or similar document and therefore are unable to enter human clinical trials. In the past, we have had pre-clinical product candidates for which we were not able to generate adequate data to proceed with clinical trials, and this likely will happen again in the future.

        Even if we are successful in advancing a product candidate into the clinical development stage, before obtaining regulatory and marketing approvals, we must demonstrate through extensive human clinical trials that the product candidate is safe and effective for its intended use. Human clinical trials must be carried out under protocols that are acceptable to regulatory authorities and to the independent committees responsible for the ethical review of clinical studies. There may be delays in preparing protocols or receiving approval for them that may delay the start or completion of the clinical trials. In addition, clinical practices vary globally, and there is a lack of harmonization among the guidance provided by various regulatory bodies of different regions and countries with respect to the data that is required to receive marketing approval, which makes designing global trials increasingly complex. There are a number of additional factors that may cause our clinical trials to be delayed, prematurely terminated or deemed inadequate to support regulatory approval, such as:

  •
  the difficulties and complexity of testing our product candidates in clinical trials with pediatric patients as research subjects, particularly with respect to CUBICIN, for which we are pursuing a U.S. regulatory filing to gain an additional six months of exclusivity based on safety and efficacy in pediatric patients;

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

  •
  the risk of failure of our clinical investigational sites and related facilities to maintain compliance with the FDA's cGMP regulations or similar regulations in countries outside of the U.S., including the risk that these sites fail to pass inspections by the appropriate governmental authority, which could invalidate the data collected at that site or place the entire clinical trial at risk;

  •
  any inability to reach agreement or lengthy discussions with the FDA, equivalent regulatory authorities, or ethical review committees on trial design that we are able to execute;

  •
  any refusal by the FDA to accept or approve an NDA for substantive review, which may result in additional clinical, preclinical or manufacturing validation studies, and significantly delay or prevent regulatory approval, which could happen, for example, in the case of our planned NDA for ceftolozane/tazobactam; and

  •
  changes in laws, regulations, regulatory policy or clinical practices, especially if they occur during ongoing clinical trials or shortly after completion of such trials.

        Any deficiency in the design, implementation or oversight of our development programs, including tedizolid phosphate and ceftolozane/tazobactam, could cause us to incur significant additional costs, experience significant delays, prevent us from obtaining marketing approval for any product candidate or abandon development of certain product candidates, any of which could harm our business and cause our stock price to decline.

The process of obtaining the necessary governmental approvals to market and sell drug products in the U.S., EU, and in foreign countries is complex, time consuming, expensive and subject to a number of risks that could result in a failure to obtain approval for any of our product candidates, including tedizolid phosphate and ceftolozane/tazobactam.

        We must obtain government approvals before marketing or selling our product candidates in the U.S., the EU, the EU Member States and in foreign jurisdictions. The FDA, the European Commission, the EMA, the competent authorities of the EU Member States and other comparable regulatory agencies in foreign countries impose substantial and rigorous requirements for the development, production, marketing authorization and commercial introduction of drug products. These requirements include pre-clinical, laboratory and clinical testing procedures, sampling activities, clinical trials and other costly and time-consuming procedures. In addition, regulation is not static, and regulatory authorities, including the FDA, the European Commission, the EMA, and the competent authorities of the EU Member States, evolve in their staff, interpretations and practices and may impose more stringent or different requirements than currently in effect, which may adversely affect our planned and ongoing drug development and/or our sales and marketing efforts. For example, an FDA Advisory Committee is expected to convene in 2014 to provide additional guidance on requirements for cardiovascular studies for mu-opioid antagonists. Because bevenopran is a mu-opioid antagonist, the outcome of this Advisory Committee could have a significant impact on the design, timing and cost of our bevenopran program. As a result, we have decided to stop our bevenopran Phase 3 efficacy trials pending the outcome of this Advisory Committee.

        Satisfaction of the requirements of the FDA, the relevant EU, and other foreign regulators typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the product candidate. Differing regulatory approval requirements in different countries make it more difficult for us to conduct unified global trials, which can lead to increased development costs and marketing delays or non-viability of our clinical trials. The approval procedure and the time required to obtain approval also varies among countries. Regulatory agencies may have varying interpretations of the same data, and approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. In addition, the Phase 3 clinical trials of many product candidates requires health economics and outcomes research, or HEOR, endpoints or protocols, which may result in trials being prolonged so that the requisite HEOR data can be gathered. In addition, if the HEOR data fails to provide convincing evidence of patient benefit over existing therapies, it could impact the product's reimbursement or success in the marketplace.

        Generally, no product can receive FDA approval, marketing authorization from the European Commission or the competent authorities of the EU Member States, or approval from comparable regulatory agencies in foreign countries unless data generated in human clinical trials demonstrates both safety and efficacy for each target indication in accordance with such authority's standards. The large majority of product candidates that begin human clinical trials fail to demonstrate the required safety and efficacy characteristics necessary for marketing approval. Failure to demonstrate the safety and efficacy of any of our product candidates for each target indication in clinical trials would prevent us from obtaining required approvals from regulatory authorities, which would prevent us from commercializing those product candidates. Negative or inconclusive results from the clinical trials or adverse medical events during the trials could lead to requirements that trials be repeated or extended, or that additional trials be conducted, any of which may not be clinically feasible or financially practicable, that the conduct of trials be suspended, or that a program be terminated. Clinical and other data are also often subject to varying interpretations, so even if we believe that the data from clinical trials that we conduct for a product candidate produced positive results, the FDA, the European Commission, the EMA, the competent authorities of the EU Member States, or other regulatory authorities may determine that the data we submit with any marketing approval application, including our planned NDA for ceftolozane/tazobactam and our recently submitted NDA for tedizolid phosphate, is not adequate for approval. Our ability to generate revenues from the commercialization and sale of additional drug products will be limited by any failure to obtain the necessary regulatory approvals for additional product candidates. Biotechnology and pharmaceutical company stock prices have declined significantly in certain instances where companies have failed to obtain FDA or foreign regulatory authority approval of a product candidate or if the timing of FDA or foreign regulatory authority approval is delayed. If the FDA's or any foreign regulatory authority's response to any application for approval is delayed or not favorable for any of our product candidates, our stock price could decline significantly.

        Even if regulatory approval to market a drug product is granted, the marketing authorization may impose limitations on the indicated use for which the drug product may be marketed and involve obtaining additional post-approval requirements. The commercialization of a drug product is impacted by the design and results of the trials that we or others conducted for the drug because such design and results determine what will be included on the drug label approved by regulatory authorities, and the label governs how we are allowed to promote the drug. The FDA or an equivalent authority in the EU or of another country, may determine that measures to control potential risks, such as a REMS or post-marketing obligations, are necessary to ensure that the benefits of a new product continue to outweigh its risks once on the market. If required, a REMS or post-marketing obligation may include various elements, such as conducting post-marketing safety or efficacy studies, publication of a medication guide, patient package insert, a communication plan to educate health care providers of the drug's risks, limitations on who may prescribe or dispense the drug or other measures deemed necessary to assure the safe use of the drug, any of which would make it more difficult to market the product, especially if competitor products are not subject to a similar REMS or post-marketing obligations. For example, ENTEREG was approved with a boxed warning on its label and subject to a REMS that imposes restrictions and requirements on the distribution of ENTEREG, which make it more difficult to market and sell. The REMS is subject to modification by the FDA at any time, and it is possible that the FDA could require changes to the REMS or other restrictions that would make it even more difficult, costly and time-consuming to market and sell ENTEREG.

        Even if our drug products are approved for marketing and commercialization, we will need to satisfy post-approval clinical study commitments and/or requirements in order to maintain certain aspects of the approval of such products. For example, in connection with our U.S. marketing approvals for CUBICIN and DIFICID, we have made certain Phase 4 clinical study commitments to the FDA. In addition, we are required to conduct certain pediatric studies in connection with our U.S. marketing approval for ENTEREG. If we do not complete these studies or do not complete them within the time limits imposed by the FDA, the FDA could impose monetary fines or other sanctions on us, which could have a material adverse effect on our business. Also, in connection with the approval of DIFICID in the U.S., the FDA required a microbiological surveillance program to identify the potential for decreased susceptibility of C. difficile to DIFICID, as well as two post-marketing studies in pediatric patients and a randomized trial to evaluate the efficacy of DIFICID in the treatment of patients with multiple CDAD recurrences. Depending on the outcome of these DIFICID studies, we may be unable to expand the indications for DIFICID, or we may be required to include specific warnings or limitations on dosing this product, which could negatively impact our sales of DIFICID. In addition, certain of these DIFICID studies utilize a dosing regimen that differs from the approved dosing regimen for DIFICID, which could result in safety issues that also negatively impact DIFICID sales and/or our product labeling.

We have collaborative and other similar types of relationships with third parties that expose us to a number of risks.

        We have entered into, and anticipate that we will continue to enter into, collaborative and other types of contractual arrangements, which we refer to as collaborations, with third parties to discover, test, develop, manufacture, market and promote product candidates and drug products. For example, we have collaborative agreements with several pharmaceutical companies to develop and commercialize CUBICIN, DIFICID and tedizolid phosphate outside the U.S. and from time-to-time enter into collaborations with respect to pre-clinical programs. In order for existing and future collaborations to be successful, we need to be able to work effectively with our collaborators. Reliance on collaborations poses a number of risks to our business, including the following:

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

  •
  in situations where we and our collaborator are sharing the costs of development, our collaborators may not have the funds to contribute their share of the collaboration costs;

  •
  we may fail to satisfy our contractual obligations to our partners, which could subject us to claims for damages and other losses or rights to terminate the agreement;

  •
  some product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or drug products, which may lead them to reduce their effort on the product candidates or drug products on which we are collaborating with them;

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

        Although we held $578.6 million of cash, cash equivalents and investments as of December 31, 2013 and have a revolving credit facility for up to $150.0 million with the option to increase the credit facility by up to an additional $150.0 million, we may be required to seek additional funds in the future to execute on our long-term business strategy. We expect capital outlays and operating expenditures to increase over the next several years as we continue our commercialization of CUBICIN, DIFICID and ENTEREG, develop our product candidates, seek to acquire companies, products and product candidates, expand our research and development activities and manufacturing and other infrastructure, including our international operations, and enforce our intellectual property rights. We may need to spend more money than currently expected because of circumstances unforeseen or beyond our control. In addition, we hold approximately $1.0 billion in convertible debt, of which $450.0 million becomes due in September 2020, $350.0 million becomes due in September 2018, and $228.8 million becomes due in November 2017. If holders of the notes do not convert and hold to maturity, we may need to raise additional capital in order to pay our debts as they become due. We may seek any additional needed funding through public or private financing or other arrangements with collaborators. If we raise additional funds by issuing equity securities or securities convertible into or exchangeable for equity securities, further dilution to existing stockholders could result. In addition, as a condition to providing additional funds to us, future investors or lenders may demand, and may be granted, rights superior to those of existing stockholders. If we issue additional debt securities in the future, our existing debt service obligations will increase further. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our debt service obligations or to repay our debt, we may be forced to delay or terminate certain currently planned activities or curtail operations. We cannot be certain, however, that additional financing will be available from any of these sources when needed or, if available, will be on acceptable terms, particularly if the credit and financial markets are constrained at the time we require funding. If we fail to obtain additional capital when we need it, we may not be able to execute our current long-term business plans successfully.

Changes in our effective income tax rate could adversely affect our results of operations.

        We are subject to federal and state income taxes in the U.S. Various factors may have favorable or unfavorable effects on our effective income tax rate (sometimes referred to as "book tax"). These factors include, but are not limited to: interpretations of existing tax laws; the accounting for stock-based compensation; the accounting for business combinations, including accounting for contingent consideration; changes in tax laws and rates; the tax impact of existing or future health care reform legislation; future levels of research and development spending; changes in accounting standards; changes in the mix of earnings in the various tax jurisdictions in which we operate; the outcome of examinations by the Internal Revenue Service, or IRS, and other jurisdictions; the accuracy of our estimates for unrecognized tax benefits; and realization of deferred tax assets and changes in overall levels of pre-tax earnings. The impact on our provision for income tax resulting from the above-mentioned factors may be significant and could adversely affect our results of operations, including our net income. The effect on our results of operations may impact, or be perceived to impact, our financial condition and may therefore cause our stock price to decline.

Third-party patent litigation or other intellectual property proceedings brought against us relating to our products, product candidates, processes or other technologies could result in substantial liability for damages or stop our development and commercialization efforts for such products, product candidates, processes or other technologies.

        An adverse outcome in any patent litigation or other intellectual property proceeding could subject us to significant liabilities to third parties and require us to redesign or cease using and stop our development and commercialization efforts for the respective product, product candidate, process or other technology that is at issue or to obtain licenses or other rights from third parties. We may not be able to successfully redesign the product, product candidate, process or other technology to avoid infringement or obtain any such required licenses or rights on commercially acceptable terms or at all. The cost of any patent litigation or other proceeding, even if resolved in our favor, could be substantial and have a material adverse effect on our results of operations, and some of our competitors may be able to sustain the cost of similar litigation and proceedings more effectively than we can because of their substantially greater resources. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could also have a material adverse effect on our ability to compete in the marketplace and our stock price.

The U.S. federal budget sequestration process may have a significant impact on our business.

        On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering mandatory reductions in federal spending by as much as $1.1 trillion from 2013 through 2021, referred to as sequestration. The Bipartisan Budget Act of 2013 provides billions in sequester relief over two years, but also extends the 2% reduction in Medicare payments, discussed below, for two years, until 2023. Sequestration-related spending reductions may have a significant adverse impact on our business.

        Sequestration spending reductions may adversely affect the FDA. While user fees can be used in the review of certain regulatory filings including NDAs, it is possible that sequestration spending reductions will result in additional backlogs in the approval process that could adversely affect the timing of FDA review of our regulatory filings for our products and product candidates, including tedizolid phosphate, for which we recently submitted an NDA to the FDA, and our planned NDA for ceftolozane/tazobactam. Sequestration also includes a 2% reduction in Medicare payments, which could also have a significant negative impact on our business. These reductions impact payments to hospitals, physicians, and Medicare managed care and prescription drug plans, under Medicare Parts A, B and D, and the Medicare Advantage program. The significant magnitude of the sequestration payment reductions places additional financial pressures on Medicare providers, including hospitals with high inpatient Medicare volume, which could force these providers to take new measures to address the shortfall in previously-expected reimbursements. It is possible that these measures could result in heightened scrutiny and/or reduced purchasing of branded pharmaceuticals, such as CUBICIN, DIFICID, ENTEREG, and any future drug product we may market.

Our revenues depend on the availability in the U.S. of adequate pricing and reimbursement from third-party payors for our current and future drug products, if any.

        In the U.S., sales of CUBICIN, DIFICID, ENTEREG, and any future drug product we may market are dependent, in part, on the availability of adequate reimbursement from third-party payors such as state and federal government programs, including Medicare and Medicaid, managed care providers and private insurance plans. Our future revenues and profitability will be adversely affected if these third-party payors do not sufficiently cover and reimburse the cost of our products and related procedures or services. If these entities do not provide sufficient coverage and reimbursement for CUBICIN, DIFICID, ENTEREG, or any future drug product we may market, these products may be too costly for general use, and physicians may prescribe them less frequently.

        The Medicare program and certain government pricing programs, including the Medicaid drug rebate program, the 340B/PHS drug pricing program and the VHC Act pricing program, impact the revenues that we derive from CUBICIN, DIFICID and ENTEREG. Any future legislation or regulatory actions altering these programs or imposing new ones could have a significant adverse effect on our business. There have been, and we expect there will continue to be, a number of legislative and regulatory actions and proposals to control and reduce health care costs. These measures may, among other things: negatively impact the level of reimbursement for pharmaceutical products; require higher levels of cost-sharing by beneficiaries; change the discounts required to be provided by pharmaceutical manufacturers to government payors and/or providers; extend government discounts to additional government programs and/or providers; or reduce the level of reimbursement for health care services and other non-drug items. Any such measures could indirectly impact demand for pharmaceutical products because they can cause payors and providers to apply heightened scrutiny and/or austerity actions to their entire operations, including pharmacy budgets.

        Also, the trend toward managed health care in the U.S., as well as the implementation of the Affordable Care Act, and the concurrent growth of organizations such as MCOs, accountable care organizations and integrated delivery networks, may result in increased pricing pressures for pharmaceutical products, including any products that may be offered by us in the future. Cost-cutting measures that health care providers are instituting, and the implementation of health care reform, could materially adversely affect our ability to sell any drug products that are successfully developed or acquired by us. In addition, third-party payors, in an effort to control costs, are increasingly making patients responsible for a higher percentage of the total cost of drugs in the outpatient setting. This can lower the demand for our products if the increased patient cost sharing obligations are more than they can afford. Individual states' responses to ongoing financial pressures could also result in measures designed to limit reimbursement, restrict access, or impose broader or deeper discounts on branded pharmaceutical products utilized for Medicaid patients, including CUBICIN, DIFICID, ENTEREG, or any future drug product we may market. We are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business.

Our revenues also depend on the availability outside the U.S. of adequate pricing and reimbursement from third-party payors for our current and future drug products, if any.

        Outside the U.S., certain countries, including a number of EU Member States, set prices and reimbursement for pharmaceutical products, or medicinal products as they are commonly referred to in the EU, with limited participation from the marketing authorization holders. We cannot be sure that such prices and reimbursement will be acceptable to us or our collaborators. If the regulatory authorities in these foreign jurisdictions set prices or reimbursement that are not commercially attractive for us or our collaborators, our revenues from sales by us or our collaborators, and the potential profitability of our drug products, in those countries would be negatively affected. An increasing number of countries are taking initiatives to attempt to reduce large budget deficits by focusing cost-cutting efforts on pharmaceuticals for their state-run health care systems. These international price control efforts have impacted all regions of the world, but have been most drastic in the EU.

        Reimbursement for medicinal products in the EU Member States is governed by complex mechanisms established on a national level in each country. These mechanisms vary widely among the EU Member States and are constantly evolving, reflecting the efforts of the EU Member States to reduce public spending on healthcare. The EU Member States have broad discretion to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices and reimbursement levels for medicinal products. An EU Member State may approve a specific price or level of reimbursement for medicinal products, or alternatively adopt a system of direct or indirect controls on the profitability of the company marketing the medicinal product, including volume-based arrangements. Further, an increasing number of EU Member States and other foreign countries use prices for medicinal products established in other countries as "reference prices" to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.

        A Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in a number of EU Member States, including France, Germany, Italy and the UK. HTA is the procedure according to which the competent authorities in a Member State assesses the public health, therapeutic, economic and societal impact resulting from the use of a drug product within the national healthcare system of the Member State. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of a medicinal product and compares these elements with other marketed treatment options. The outcome of an HTA will often influence the pricing and reimbursement status granted to a medicinal product by the competent authorities of individual EU Member States. A negative HTA of any of our medicinal products by a leading and recognized HTA body could not only undermine our ability to obtain reimbursement for our medicinal product in the EU Member State in which such negative assessment was issued, but also in other EU Member States and elsewhere. For example, EU Member States that have not yet developed HTA mechanisms rely to some extent on the HTA performed in countries with a developed HTA framework when adopting decisions concerning the pricing and reimbursement of a specific medicinal product. Moreover, as part of the HTA process or in order to obtain reimbursement of our medicinal products in some countries, including some EU Member States, we may be required to conduct clinical trials that compare the cost-effectiveness of our products to other available therapies. There can be no assurance that our medicinal products will obtain favorable reimbursement status in any country. If our medicinal products fail to be reimbursed in any of the EU Member States or other foreign countries for these and other reasons, our future revenues and profitability would be adversely affected.

We are subject to ongoing U.S. and foreign regulatory obligations and oversight of many critical aspects of our business, and any failure by us to maintain compliance with applicable regulations may result in several adverse consequences, including the potential suspension of the manufacturing, marketing and sale of our products, the incurrence of significant additional expense and other limitations on our ability to commercialize our products.

        We and our commercial partners are subject to ongoing regulatory requirements and review in the U.S., the EU, and in foreign jurisdictions, pertaining to the manufacture, labeling, packaging, adverse event reporting, storage, marketing, promotion and record keeping related to our products. Problems may arise during manufacturing for a variety of reasons including equipment malfunction, failure to follow specific protocols and procedures, defective raw materials and environmental factors. Failure to comply with such regulatory requirements or the later discovery of previously unknown problems with respect to our products or third-party manufacturing facilities may result in restrictions on our ability to manufacture, market or sell our products, or even the withdrawal of our products from the market. Additionally, manufacturing flaws, component failures, design defects, off-label uses or inadequate disclosure of product-related information could result in an unsafe condition or the injury or death of a patient. Such events could lead to a recall of, or issuance of a safety alert relating to, our products. We also may undertake voluntarily to recall products or temporarily shut down production based on safety and quality monitoring and testing data. For example, in August 2013 we announced a voluntary recall of four lots of CUBICIN following an FDA inspection of our facilities from which we received and responded to certain observations contained in a Form 483 issued by the FDA. Any such sanctions could result in a decrease in product sales, damage to our reputation or the initiation of lawsuits against us or our third-party manufacturers. We or our partners may also be subject to additional sanctions, such as:

  •
  warning letters;

  •
  civil or criminal penalties;

  •
  consent decrees;

  •
  variation, suspension or withdrawal of regulatory approvals;

  •
  temporary or permanent closing of our facilities or those of our third-party manufacturers;

  •
  requirements to communicate with physicians and other customers about concerns related to actual or potential safety, efficacy or other issues involving our products;

  •
  changes to the package insert for our products;

  •
  implementation of risk mitigation programs;

  •
  restrictions on our continued manufacturing, marketing or sale of our products; or

  •
  product recalls or a refusal by regulators to consider or approve applications for additional indications or new products.

        Any of the above issues or sanctions could have a material adverse impact on our business and cause us to incur significant costs, including costs to replace products, lost revenue, damage to customer relationships, time and expense spent investigating the cause and costs of any possible settlements or judgments related thereto and potentially cause similar losses with respect to other products. Such challenges could also divert the attention of our management and employees from product development efforts. If we deliver products with defects, or if there is a perception that our products or the processes related thereto contain errors or defects, we could incur additional recall and product liability costs, and our credibility and the market acceptance and sales of our products could be materially adversely affected. Due to the strong name recognition of our brands, an adverse event involving one of our products could result in reduced market acceptance and demand for all of our products, and could harm our reputation and our ability to market our products in the future. Such challenges could have a material adverse effect on our business, results of operations, financial condition and cash flows.

If we or our commercial partners market or distribute our products in a manner that violates U.S., EU, or other foreign healthcare fraud and abuse laws, marketing disclosure laws or other federal, state or foreign laws and regulations, we may be subject to civil or criminal penalties.

        In addition to FDA and related regulatory requirements in the U.S. and abroad, we are subject to extensive additional federal, state and foreign healthcare regulation, which includes but is not limited to, the Federal False Claims Act, the Federal Anti-Kickback Statute, the FCPA and similar laws in countries outside of the U.S. Similar laws and regulations exist in many other countries throughout the world in which we commercialize and intend to commercialize our products, including CUBICIN and DIFICID, either directly or through our commercial partners. We have developed and implemented a corporate compliance program based on what we believe are current best practices in the pharmaceutical industry, but we cannot guarantee that we, our employees, our consultants or our third-party contractors are or will be in compliance with all federal, state and foreign regulations. Moreover, our commercial partners for CUBICIN and DIFICID in other countries have developed pricing, distribution and contracting procedures that are independent of our compliance program and over which we have limited control. Our partners may have inadequate compliance programs or may fail to respect the laws and guidance of the territories in which they are promoting the product. Compliance violations by our distribution partners could have a negative effect on the revenues that we receive from sales of CUBICIN in these countries. Adolor and/or Glaxo commercialized ENTEREG from 2008 until our acquisition of Adolor in December 2011, under each company's own compliance program, which, prior to our acquisition of Adolor, we had no control over. Likewise, Optimer commercialized DIFICID from 2011 until our acquisition of Optimer in October 2013, under Optimer's own compliance program, which, prior to our acquisition of Optimer, we had no control over. If we, our representatives or our partners fail to comply with any of these laws or regulations, a range of fines, penalties and/or other sanctions could be imposed on us and/or our partners, including, but not limited to, restrictions on how we and/or our partners market and sell our products, significant fines, exclusions from government healthcare programs, including Medicare and Medicaid, litigation or other sanctions. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could also have an adverse effect on our business, financial condition and results of operations.

        In recent years, several U.S. states have also enacted legislation requiring pharmaceutical companies to establish marketing and promotional compliance programs or codes of conduct, restricting payments or transfers of value that pharmaceutical companies may give to prescribers and other health care providers, and/or requiring such companies to file public reports on sales, marketing, pricing, clinical trials and other activities. In addition, as part of health care reform, the federal government has enacted the Physician Payment Sunshine Act and related regulations. Beginning in 2014, manufacturers of drugs will be required to publicly report gifts and payments made to physicians and teaching hospitals. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are not always clear.

        In the EU, the advertising and promotion of medicinal products are also subject to comparable laws governing promotion, interactions with physicians, misleading and comparative advertising and unfair commercial practices. The applicable laws at the EU level and in the individual EU Member States also prohibit the direct-to-consumer advertising of prescription-only medicinal products. Violations of these rules could be penalized by administrative measures, fines, and imprisonment. Interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians' codes of professional conduct in the individual EU Member States. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, order or use of medicinal products is prohibited in the EU. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of the EU Member States. One example is the UK Bribery Act 2010, which could have implications for our interactions with physicians both in and outside the UK. Violation of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain EU Member States must be publicly disclosed and agreements with physicians must often be the subject of prior notification and approval by the physician's employer, his/her competent professional organization, and/or the competent authorities of the individual EU Member States. Failure to comply with these requirements could result in significant reputational risk, public reprimands, administrative penalties, fines or imprisonment.

        Compliance with these laws is difficult, time consuming and costly, and if we are found to not be in full compliance with these laws, we may face enforcement actions, fines and other penalties, and we could receive adverse publicity which could have an adverse effect on our business, financial condition and results of operations. If we fail to comply with any of these laws or regulations governing our industry, we could be subject to a range of regulatory actions that could adversely affect our ability to commercialize our products, harm or prevent sales of our products, or substantially increase the costs and expenses of commercializing and marketing our products, all of which could have a material adverse effect on our business, financial condition and results of operations.

As a result of ongoing investigations by U.S. authorities related to certain events occurring at Optimer prior to our acquisition of Optimer, it is possible that we and certain of Optimer's former employees and directors or certain of our employees may be named as defendants in future civil or criminal enforcement proceedings that could result in substantial penalties and costs, adversely impact our reputation and divert management's attention and resources.

        Prior to our acquisition of Optimer, Optimer became aware of an attempted share grant by Optimer and certain related matters in 2011, including a potentially improper payment to a research laboratory involving an individual associated with the share grant, that may have violated certain applicable laws, including the FCPA. Optimer had engaged external counsel to assist it in an internal investigation to review these matters. In April 2012, Optimer self-reported the results of its preliminary findings to the SEC and the U.S. DOJ, and removed the Chairman of its Board of Directors. In February 2013, the independent members of Optimer's Board of Directors determined that additional remedial action should be taken in light of prior compliance, record keeping and conflict-of-interest issues surrounding the potentially improper payment to the research laboratory and certain related matters. On February 26, 2013, Optimer's then-President and Chief Executive Officer and its then-General Counsel and Chief Compliance Officer resigned at the request of the independent members of the Board of Directors.

        We are continuing to cooperate with the investigations by the relevant U.S. authorities in their review of these matters and Optimer has already taken remedial steps in response to its internal investigation. Nonetheless, these events potentially could result in lawsuits being filed against us or Optimer and certain of Optimer's former employees and directors or certain of our employees. Such persons could also be the subject of criminal or civil enforcement proceedings, and we may be required to indemnify them for any costs or losses they incur in connection with such proceedings. In the event any such lawsuit is filed or enforcement proceeding is initiated, there is no guarantee that we will be successful in defending it. Also, our insurance coverage may be insufficient or may not cover certain intentional or other actions, and we may have to pay penalties or damage awards or otherwise enter into settlement arrangements in connection with such claims. Any payments or settlement arrangements could have material adverse effects on our business, operating results and financial condition. Even if any claims against us are not successful, any related or collateral litigation or enforcement proceedings, as well as the costs of investigation, could result in substantial costs and significantly and adversely impact our reputation and divert management's attention and resources, which could have a material adverse effect on our business, operating results and financial condition. In addition, any such lawsuit, investigation or proceeding could result in collateral consequences for our business including, among other things, making it more difficult to finance our operations, obtain certain types of insurance (including directors' and officers' liability insurance), enter into collaboration agreements and attract and retain qualified executive officers, other employees and directors. If we are unable to effectively manage these risks, our business, operating results or financial condition may be adversely affected.

If we fail to comply with our reporting and payment obligations under U.S. governmental pricing and contracting programs, we could be required to reimburse government programs for underpayments and could pay penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition and results of operations.

        The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid rebate program has and will continue to increase our costs and the complexity of compliance, has been and will be time-consuming, and could have a material adverse effect on our results of operations. Changes to the definition of AMP and the Medicaid rebate amount under the Affordable Care Act and CMS's issuance of final regulations implementing those changes also could affect our 340B ceiling price calculations and negatively impact our results of operations. Because we participate in the Medicaid rebate program, we are required to report ASP information to CMS for certain categories of drugs that are paid for under Part B of the Medicare program, including CUBICIN. Statutory or regulatory changes or CMS binding guidance could affect the ASP calculations for our products and the resulting Medicare payment rate, and could negatively impact our results of operations.

        Pricing and rebate calculations vary among products and programs, involve complex calculations and often subject to interpretation by us, governmental or regulatory agencies and the courts. The Medicaid rebate amount is computed each quarter based on our submission to CMS of our current AMP and Best Price for the quarter. If we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for a period not to exceed twelve quarters from the quarter in which the data originally were due. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid rebate program. Price recalculations also may affect the ceiling price at which we are required to offer our products to certain covered entities, such as safety-net providers, under the 340B drug discount program.

        In addition to retroactive rebate liability and the potential for 340B program refunds, if we are found to have knowingly submitted false AMP, ASP, or Best Price information to the government, we may be liable for civil monetary penalties in the amount of $100,000 per item of false information. Our failure to submit monthly/quarterly AMP, ASP, and Best Price data on a timely basis could result in a civil monetary penalty of $10,000 per day for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program. In the event that CMS terminates our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. We cannot assure you that our submissions will not be found by CMS to be incomplete or incorrect.

        We are required to calculate and report certain pricing data to the U.S. federal government in connection with federal drug pricing programs. Compliance with these federal drug pricing programs is a pre-condition to: (i) the availability of federal funds to pay for our products under Medicaid and Medicare Part B; and (ii) procurement of our products by the VA, and by covered entities under the 340B/PHS program. The pricing data reported are used as the basis for establishing FSS and 340B/PHS program contract pricing and payment and rebate rates under the Medicare Part B and Medicaid programs, respectively. Pharmaceutical manufacturers have been prosecuted under federal and state false claims laws for submitting inaccurate and/or incomplete pricing information to the government, which has resulted in overcharges or underpayments under these programs. The rules governing the calculation of certain reported prices are highly complex. Although we maintain and follow strict procedures to ensure the maximum possible integrity for our federal price calculations, the process for making the required calculations involves subjective judgments and the risk of errors always exists, which creates the potential for exposure under the false claims laws. If we become subject to investigations or other inquiries concerning our compliance with price reporting laws and regulations, and our methodologies for calculating federal prices are found to include flaws or to have been incorrectly applied, we could be required to pay or be subject to additional reimbursements, penalties, sanctions or fines, which could have a material adverse effect on our business, financial condition and results of operations.

        To be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs as well as to be purchased by certain federal agencies and certain federal grantees, we also must participate in the VA FSS, pricing program. To participate, we are required to enter into an FSS contract with the VA, under which we must make our innovator "covered drugs" available to the "Big Four" federal agencies—the VA, the DoD, the Public Health Service, and the Coast Guard—at pricing that is capped pursuant to a statutory federal ceiling price, or FCP, formula set forth in Section 603 of the Veterans Health Care Act of 1992, or VHCA. The FCP is based on a weighted average wholesaler price known as the Non-FAMP which manufacturers are required to report on a quarterly and annual basis to the VA. If we misstate Non-FAMPs or FCPs, we must restate these figures. Pursuant to the VHCA, knowing provision of false information in connection with a Non-FAMP filing can subject us to penalties of $100,000 for each item of false information. If we overcharge the government in connection with our FSS contract or Section 703 Agreement, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

  •
  local, economic and political conditions, including geopolitical events, such as war and terrorism, foreign currency fluctuations, which could result in increased or unpredictable operating expenses and reduced revenues, and other obligations incidental to doing business in, or with a company located in, another country;

  •
  unexpected changes in reimbursement and pricing requirements, tariffs, trade barriers and regulatory requirements;

  •
  economic weakness, including foreign currency exchange risks, inflation or political instability in particular foreign economies and markets; and

  •
  compliance with foreign or U.S. laws, rules and regulations, including data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import, export and trade restrictions, anti-bribery/anti-corruption laws, including but not limited to the FCPA and the Bribery Act in the UK, regulations or rules, which could lead to actions by us or our licensees, distributors, manufacturers, CROs, other third parties who act on our behalf or with whom we do business in foreign countries or our employees who are working abroad that could subject us to investigation or prosecution under such foreign or U.S. laws.

        These and other risks associated with our international operations may materially adversely affect our business and results of operations.

Our failure to comply with data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

        EU Member States, Switzerland and other countries have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the EU Data Protection Directive, as implemented into national laws by the EU Member States, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. Data protection authorities from the different EU Member States may interpret the EU Data Protection Directive and national laws differently, which adds to the complexity of processing personal data in the EU, and guidance on implementation and compliance practices are often updated or otherwise revised. Our failure to comply with these laws could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results. If the currently proposed revised draft EU Data Protection Regulation is adopted in its current form it may also increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance with the new EU data protection rules.

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

        The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, our management evaluates its critical estimates and judgments, including, among others: those related to revenue recognition, including product rebates, chargeback and return accruals; inventory; clinical research costs; investments; business combinations; intangible assets and impairment; income taxes; stock-based compensation; and contingent consideration. Those critical estimates and assumptions are based on our historical experience, future projections, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances, and they form the basis for making judgments about the carrying values and fair values of assets and liabilities that may not be readily apparent from other sources. If actual results differ from these estimates as a result of unexpected conditions or events occurring which cause us to have to reassess our assumptions, there could be a material adverse impact on our financial results and the performance of our stock.

We could incur substantial costs in connection with product liability claims relating to our pharmaceutical products.

        The nature of our business exposes us to potential liability inherent in the testing, manufacturing and marketing of pharmaceutical and biotechnology products. Our products and the clinical trials utilizing our products and product candidates may expose us to product liability claims and possible adverse publicity. For example, changes in laws outside the U.S. are expanding our potential liability for injuries that occur during clinical trials. Product liability insurance is expensive, subject to deductibles and coverage limitations, and may not be available in the amounts that we desire for a price we are willing to pay. While we currently maintain product liability insurance coverage, we cannot be sure that such coverage will be adequate to cover any or all incidents. In addition, we cannot be sure that we will be able to obtain or maintain insurance coverage at acceptable costs or in sufficient amounts, that our insurer will not disclaim coverage as to a future claim or that a product liability claim would not otherwise adversely affect our business, operating results or financial condition. The cost of defending any products liability litigation or other proceeding, even if resolved in our favor, could be substantial. Uncertainties resulting from the initiation and continuation of products liability litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Product liability litigation and other related proceedings may also absorb significant management time.

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

  •
  changes in the market, medical need or demand for our products and product candidates;

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

        In addition, the stock market in general and the NASDAQ Global Select Market and the stock of biotechnology and pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against companies. This type of litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which could harm our business.

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

  •
  perceived uncertainties as to our future direction may result in our inability to consummate potential acquisitions, collaborations or in-licensing opportunities and may make it more difficult to attract and retain qualified personnel and business partners; and

  •
  if individuals are elected to our Board of Directors with a specific agenda different from ours, it may adversely affect our ability to effectively and timely execute on our strategic plans and create additional value for our stockholders.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our headquarters are located at 45, 55 and 65 Hayden Avenue in Lexington, Massachusetts, where we own approximately 402,000 square feet of commercial and laboratory space and 38 acres of land.

        We also lease offices and other facilities in Jersey City, New Jersey; San Diego, California; and Zurich, Switzerland.

        We believe these facilities are adequate to meet our current needs and that additional space will be available on commercially reasonable terms as needed.

ITEM 3.    LEGAL PROCEEDINGS

        See Note M., "Commitments and Contingencies," in the accompanying notes to consolidated financial statements within Item 8 of Part II in this report, which is incorporated herein by reference.

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

Market Information

        Our common stock is traded on the NASDAQ Global Select Market under the symbol "CBST." The following table shows the high and low sales price for our common stock as reported by the NASDAQ Global Select Market for each quarter in the periods presented:

	Common Stock Price
	2013		2012
	High	Low	High	Low
First Quarter	$48.31	$40.44	$44.95	$38.40
Second Quarter	$56.68	$44.25	$44.24	$36.73
Third Quarter	$68.00	$48.90	$49.86	$37.79
Fourth Quarter	$72.64	$60.34	$48.95	$38.53

Holders

        As of February 14, 2014, we had 117 stockholders of record. This figure does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

Dividends

        We have never declared or paid cash dividends on our capital stock and do not anticipate paying any dividends in the foreseeable future. We intend to retain future earnings, if any, to operate and expand the business. Payment of any future dividends would be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, cash needs and growth plans.

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities Registered pursuant to Section 12 of the Exchange Act

        None.

Corporate Performance Graph

        The following Performance Graph and related information shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

        The following graph compares the performance of our common stock to the NASDAQ Stock Market (U.S.), the NASDAQ Pharmaceutical Index and the NASDAQ Biotechnology Index from December 31, 2008, through December 31, 2013. The comparison assumes $100 was invested on December 31, 2008, in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The points on the graph are as of December 31st of the year indicated.

	December 31,
	2008	2009	2010	2011	2012	2013
CBST	$100	$79	$89	$164	$174	$285
NASDAQ Stock Market (U.S.)	$100	$144	$170	$171	$202	$282
NASDAQ Pharmaceutical Index	$100	$112	$122	$130	$173	$286
NASDAQ Biotechnology Index	$100	$116	$133	$149	$196	$325

ITEM 6.    SELECTED FINANCIAL DATA

        The selected financial data presented below is derived from our audited consolidated financial statements. You should read the selected historical combined financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II to this Annual Report on Form 10-K.

	For the Years Ended December 31,
Results of Operations	2013	2012	2011	2010	2009
	(1)		(2)		(3)
	(in thousands, except per share data)
U.S. product revenues, net	$971,196	$849,371	$701,367	$599,601	$523,972
International product revenues	61,237	50,454	36,658	25,316	13,759
Service revenues	12,287	23,249	6,725	8,500	22,550
Other revenues	9,722	3,285	9,222	3,041	1,863

Total revenues, net	$1,054,442	$926,359	$753,972	$636,458	$562,144

Operating income	$26,410	$237,106	$132,531	$189,599	$137,760

Net (loss) income	$(18,571)	$154,075	$33,023	$94,325	$79,600

Basic net (loss) income per common share	$(0.27)	$2.42	$0.54	$1.60	$1.38
Diluted net (loss) income per common share	$(0.27)	$2.10	$0.52	$1.55	$1.36

	December 31,
Balance Sheet Data	2013	2012	2011	2010	2009
	(1)		(2)		(3)
	(in thousands)
Cash, cash equivalents and investments	$578,558	$979,396	$867,695	$909,912	$496,163
Total assets	$3,145,821	$1,932,385	$1,883,515	$1,415,157	$983,685
Total long-term debt, net	$817,830	$367,811	$454,246	$435,800	$245,386
Other long-term obligations, excluding long-term deferred revenue	$592,422	$281,217	$349,511	$144,709	$122,055
Stockholders' equity	$1,393,731	$990,748	$799,857	$663,423	$470,643
Dividends	$—	$—	$—	$—	$—

(1)
Starting in 2013, the selected financial data includes the impact of: (i) the acquisition of Trius in September 2013; and (ii) the acquisition of Optimer in October 2013. See Note D., "Business Combinations and Acquisitions," in the accompanying notes to consolidated financial statements for additional information.

(2)
Starting in 2011, the selected financial data includes the impact of the acquisition of Adolor in December 2011. See Note D., "Business Combinations and Acquisitions," in the accompanying notes to consolidated financial statements for additional information.

(3)
Starting in 2009, the selected financial data includes the impact of the acquisition of Calixa in December 2009.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" and elsewhere in this Annual Report on Form 10-K. See also "Cautionary Note Regarding Forward-Looking Statements" for additional information. Additionally, percentage changes from period over period may not recalculate due to rounding.

Introduction

        This Management's Discussion and Analysis, or MD&A, is provided in addition to the accompanying consolidated financial statements and footnotes to assist the reader in understanding our results of operations, financial condition and cash flows. We have organized the MD&A as follows:

  •
  Overview: This section provides a summary of our financial performance during the years ended December 31, 2013, 2012 and 2011, as well as an update on our late-stage clinical pipeline and significant business developments that occurred during the year.

  •
  Results of Operations: This section provides a review of our results of operations for the years ended December 31, 2013, 2012 and 2011.

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

Overview

        Our strategic intent is to become the leading global biopharmaceutical company focused on discovering, developing and commercializing therapies for acutely ill patients—those in treatment for serious acute illnesses for days or weeks in hospitals or outpatient acute care settings.

Product Revenue Growth

        We derive most of our revenues from sales of CUBICIN, DIFICID and ENTEREG in the U.S. Our worldwide net product revenues represent net U.S. product revenues of our three marketed products as well as international product revenues, which relate to the payments we receive from international distributors in connection with their commercialization of CUBICIN and DIFICID and our direct sales of DIFICID in Canada. The cash flow generated from sales of our products funds important investments to drive our future growth.

        The following table is a summary of our net product revenues for the periods presented:

	For the Years Ended December 31,
	2013	2012	2011
	(in millions)
U.S. CUBICIN revenues, net	$908.0	$809.2	$698.8
U.S. DIFICID revenues, net	12.2	—	—
U.S. ENTEREG revenues, net	51.0	40.2	2.6

Total U.S. product revenues, net	$971.2	$849.4	$701.4
International product revenues	61.2	50.5	36.7

Total product revenues, net	$1,032.4	$899.9	$738.1

Late-Stage Clinical Pipeline

        During 2013, we advanced our clinical pipeline as we sought to leverage our acute care-focused business model. As of December 31, 2013, we have four product candidates in Phase 3 clinical trials. Three of these late-stage product candidates, assuming successful clinical trial results and receipt of required regulatory approvals, would be used to treat hospitalized patients with serious infections:

  •
  Tedizolid phosphate—an investigational therapy in development for the treatment of certain serious Gram-positive bacterial infections, including those caused by MRSA. In October 2013, we submitted an NDA to the FDA seeking approval of tedizolid phosphate for the treatment of ABSSSI. In December 2013, the FDA accepted this NDA with Priority Review and assigned a PDUFA action date in June 2014. We plan to file an MAA with the EMA in the first half of 2014. We expect to initiate a Phase 3 clinical trial to assess the safety and efficacy of tedizolid phosphate in HABP/VABP in the first half of 2014. The FDA previously designated tedizolid phosphate as a QIDP for its potential ABSSSI, HABP, and VABP indications in each of the I.V. and oral dosage forms. As a result of this designation, tedizolid phosphate is eligible for certain incentives, including an accelerated NDA review period, and if tedizolid phosphate is ultimately approved by the FDA, a five-year extension of Hatch-Waxman exclusivity.

  •
  Ceftolozane/tazobactam—an I.V. antibiotic candidate in development as a potential treatment for certain infections caused by Gram-negative bacteria including Pseudomonas aeruginosa and extended-spectrum beta-lactamase producing strains of bacteria such as Escherichia coli and Klebsiella in the following indications: cUTI, cIAI, and HABP/VABP. Phase 3 clinical trials for cUTI and cIAI commenced in 2011. In November 2013, we announced that ceftolozane/tazobactam met its primary endpoint of statistical non-inferiority compared to levofloxacin for cUTI and in December 2013 we announced that ceftolozane/tazobactam met its primary endpoint of statistical non-inferiority compared to meropenem for cIAI. We plan to file an NDA with the FDA for the cUTI and cIAI indications in the first half of 2014, and subsequently file an MAA with the EMA for both indications in the second half of 2014. We expect to initiate a Phase 3 clinical trial to assess the safety and efficacy of ceftolozane/tazobactam in HABP/VABP in 2014. Pseudomonas aeruginosa has been cited as a pathogen of concern by the U.S. Congress as well as the IDSA, due to the levels of multi-drug-resistance which exist in many hospitals. The FDA has designated ceftolozane/tazobactam as a QIDP in all of the potential indications that we are currently developing, and as a result, ceftolozane/tazobactam is eligible for the same incentives as tedizolid phosphate, as discussed above.

  •
  Surotomycin—an oral antibiotic candidate in development as a potential treatment for CDAD. We began Phase 3 clinical trials of surotomycin in July 2012. CDAD is a serious disease in the U.S. and many parts of the world, with significant levels of recurrence associated with increasing risk of mortality. Data from our Phase 2 clinical trial, as announced in 2011, showed that treatment with surotomycin reduced recurrence in study subjects by more than 50% when compared with study subjects treated with the standard of care, oral vancomycin. The FDA designated surotomycin as a QIDP, and as a result, surotomycin is also eligible for the same incentives as tedizolid phosphate, as discussed above.

  •
  Bevenopran—an oral investigational therapy in development as a potential treatment for OIC. OIC is the most common side effect for patients undergoing long-term treatment with opioids to relieve chronic pain, such as serious back pain. We initiated Phase 3 efficacy trials in patients with OIC and chronic non-cancer pain in July 2013. During the fourth quarter of 2013, we decided to stop these Phase 3 efficacy trials in light of the FDA's planned 2014 Advisory Committee meeting to discuss the potential for elevated cardiovascular events related to mu-opioid antagonists, and the enrollment challenges associated with the current design of these Phase 3 efficacy trials. Based upon the outcome of the Advisory Committee meeting, we may reevaluate whether to proceed with any new Phase 3 efficacy trials, and the design of such trials. Enrollment in the Phase 3 long-term safety study we initiated in October 2012 was completed in February 2014. We expect to complete the study in the first half of 2015.

        See "Business" in Item 1 of Part I to this Annual Report on Form 10-K for a discussion of our products and product candidates.

Financial Highlights

        The following table is a summary of our selected financial results for the periods presented. See the "Results of Operations" and "Commitments and Contingencies" sections of this MD&A for additional information.

	For the Years Ended December 31,
	2013		2012	2011
	(in millions, except per share data)
Total revenues, net	$1,054.4		$926.4	$754.0
Net (loss) income	$(18.6	)(1)	$154.1	$33.0	(2)
Basic net (loss) income per common share	$(0.27	)(1)	$2.42	$0.54	(2)
Diluted net (loss) income per common share	$(0.27	)(1)	$2.10	$0.52	(2)

(1)
The year ended December 31, 2013, resulted in a net loss primarily due to: (i) four product candidates in phase 3 clinical trials which resulted in an increase in research and development expense of $200.0 million or 72%; (ii) $24.3 million in restructuring charges recorded and $22.6 million in transactions costs incurred in connection with our acquisitions of Optimer and Trius; (iii) $55.3 million of impairment charges, partially offset by $47.6 million of contingent consideration income; and (iv) a $34.6 million loss recorded in connection with the induced conversion of $221.2 million of the principal amount of our 2.50% convertible senior notes due 2017, or 2017 Notes, in September 2013.

(2)
During the year ended December 31, 2011, we recognized $91.5 million of contingent consideration expense primarily related to increasing the fair value of our contingent consideration liability related to ceftolozane/tazobactam.

        Changes to our liquidity position and financing capability during 2013 were as follows:

  •
  As of December 31, 2013, we had cash, cash equivalents and investments of $578.6 million, as compared to $979.4 million as of December 31, 2012.

  •
  In October 2013 and September 2013, we completed our acquisitions of Optimer and Trius. See "Business Developments" below for additional information.

  •
  In September 2013, certain holders of $221.2 million aggregate principal amount of our outstanding 2017 Notes converted their notes into 7,580,923 shares of our common stock in privately-negotiated transactions. As of December 31, 2013, the outstanding principal amount of our 2017 Notes was $228.8 million.

  •
  In September 2013, we issued $800.0 million aggregate principal convertible senior unsecured notes in two series, with one series consisting of $350.0 million aggregate principal amount of the 1.125% convertible senior notes due 2018, or 2018 Notes, and the other series consisting of $450.0 million aggregate principal amount of the 1.875% convertible senior notes due 2020, or 2020 Notes, resulting in net proceeds to us, after debt issuance costs, of $775.6 million. As of December 31, 2013, the outstanding principal amount of our 2018 Notes and 2020 Notes was $350.0 million and $450.0 million, respectively.

  •
  In connection with the issuance of the 2018 Notes and 2020 Notes, to minimize the impact of potential dilution to our common stock upon conversion of the 2018 Notes and 2020 Notes, we entered into convertible bond hedges covering 9,705,442 shares of our common stock, which have an exercise price of approximately $82.43 per share and are exercisable when and if the 2018 Notes and 2020 Notes are converted. We also sold warrants to acquire, subject to customary adjustments, 9,705,442 shares of our common stock with an exercise price of approximately $96.43 per share, also subject to adjustment. We paid approximately $179.4 million for the convertible bond hedge transactions and recorded this amount as a reduction to additional paid-in capital, net of tax. We received $121.7 million for the warrants and recorded this amount to additional paid-in capital. See Note K., "Debt," in the accompanying notes to consolidated financial statements for additional information.

Business Developments

        The following is a summary of certain significant business developments that occurred during the year ended December 31, 2013, or that impacted the period thereof:

  Optimer Acquisition

        On October 24, 2013, we completed our acquisition of Optimer for upfront cash consideration of $550.5 million. Under the terms of the merger agreement, we purchased 100% of the issued and outstanding shares of Optimer common stock for $10.75 per share in cash, plus one transferable contingent value right, or CVR, for each outstanding share of Optimer common stock, which entitles the holder to receive a cash payment of up to $5.00 per CVR upon achievement of certain sales milestones for a maximum, undiscounted potential CVR payout of $253.9 million. See Note D., "Business Combinations and Acquisitions," in the accompanying notes to consolidated financial statements for additional information.

  Trius Acquisition

        On September 11, 2013, we completed our acquisition of Trius for upfront cash consideration of $704.4 million. Under the terms of the merger agreement, we purchased 100% of the issued and outstanding shares of Trius common stock for $13.50 per share in cash, plus one non-transferable CVR for each outstanding share of Trius common stock, which entitles the holder to receive an additional cash payment up to $2.00 per CVR upon achievement of certain sales milestones for a maximum potential CVR payout of $108.4 million. See Note D., "Business Combinations and Acquisitions," in the accompanying notes to consolidated financial statements for additional information.

Results of Operations for the Years Ended December 31, 2013 and 2012

Revenues

        The following table sets forth revenues for the periods presented:

	For the Years Ended December 31,
	2013	2012	% Change
	(in millions)
U.S. product revenues, net	$971.2	$849.4	14%
International product revenues	61.2	50.5	21%
Service revenues	12.3	23.2	(47)%
Other revenues	9.7	3.3	196%

Total revenues, net	$1,054.4	$926.4	14%

  Product Revenues, net

        Our net U.S. product revenues included $908.0 million of sales of CUBICIN, $12.2 million of sales of DIFICID, as a result of our acquisition of Optimer in October 2013, and $51.0 million of sales of ENTEREG for the year ended December 31, 2013, as compared to $809.2 million of sales of CUBICIN and $40.2 million of sales of ENTEREG for the year ended December 31, 2012. Gross U.S. product revenues totaled $1.1 billion and $977.9 million for the years ended December 31, 2013 and 2012, respectively. The $139.0 million increase in gross U.S. product revenues was primarily due to: (i) price increases of 5.9% and 5.5% for CUBICIN in January 2013 and July 2013, respectively, which resulted in $109.5 million of additional gross CUBICIN U.S. product revenues; (ii) a $10.2 million increase in ENTEREG gross U.S. product revenues driven by an 11.0% increase in carton sales and a 11.9% price increase in January 2013; and (iii) the addition of DIFICID to our product portfolio in October 2013, which resulted in additional gross U.S. product revenues of $16.6 million.

        Gross U.S. product revenues are offset by provisions for the years ended December 31, 2013 and 2012, as follows:

	For the Years Ended December 31,
	2013	2012	% Change
	(in millions)
Gross U.S. product revenues	$1,116.9	$977.9	14%
Provisions offsetting U.S. product revenues
Contractual adjustments	(61.5)	(55.3)	11%
Governmental rebates	(84.2)	(73.2)	15%

Total provisions offsetting U.S. product revenues	(145.7)	(128.5)	13%

U.S. product revenues, net	$971.2	$849.4	14%

        Contractual adjustments include provisions for returns, pricing and early payment discounts extended to our external customers, as well as wholesaler distribution fees, volume-based rebates and other commercial rebates. Governmental rebates represent estimated amounts for government-

mandated rebates and discounts relating to federal and state programs, such as Medicaid, the VA and DoD programs, the Medicare Part D Coverage Gap Discount Program and certain other qualifying federal and state government programs. We reversed $18.0 million of revenue reserves during the year ended December 31, 2013, which includes $10.0 million related to Medicaid program rebate reserves that had been accrued since the enactment of the Affordable Care Act. The change in estimate for Medicaid rebates was based on receipt of claims information from certain state governments and other additional data during 2013, as a result of lower than estimated usage of CUBICIN by MCOs.

  International Product Revenues

        International product revenues are primarily based on sales of CUBICIN by Novartis, our distribution partner in the EU. International product revenues for the year ended December 31, 2013, consisted of $58.7 million for CUBICIN and $2.5 million for DIFICID for a total of $61.2 million compared to $50.5 million for the year ended December 31, 2012. The increase in international product revenues primarily related to an increase in CUBICIN sold by Novartis in its territories as well as the addition of DIFICID.

  Service Revenues

        Service revenues for the years ended December 31, 2013 and 2012, were $12.3 million and $23.2 million, respectively. Service revenues for the years ended December 31, 2013 and 2012, include the ratable recognition of the quarterly service fee earned in accordance with our co-promotion agreement with Optimer to promote DIFICID in the U.S. Also included in the year ended December 31, 2012, are revenues totaling $8.5 million related to a bonus payment received from Optimer for the achievement of an annual sales target and to our portion of Optimer's gross profits on net sales of DIFICID in the U.S. that exceeded the annual sales target for the first sales year, as stipulated in the co-promotion agreement.

        On July 30, 2013, we entered into an amendment to our co-promotion agreement with Optimer, which was due to expire on July 31, 2013. The amendment extended the term of the existing co-promotion agreement in substantially its current form through the completion of our acquisition of Optimer. On October 24, 2013, as a result of completing our acquisition of Optimer, we terminated the co-promotion agreement and began marketing DIFICID ourselves. See Note C., "Business Agreements," in the accompanying notes to consolidated financial statements for additional information.

  Other Revenues

        Other revenues for the years ended December 31, 2013 and 2012, were $9.7 million and $3.3 million, respectively. The increase in other revenues for the year ended December 31, 2013, primarily relates to a $5.0 million sales milestone during the year ended December 31, 2013, as a result of Novartis achieving a predetermined level of aggregate sales of CUBICIN, which we recognized upon achievement.

Costs and Expenses

        The following table sets forth costs and expenses for the periods presented:

	For the Years Ended December 31,
	2013	2012	% Change
	(in millions)
Cost of product revenues	$260.3	$230.1	13%
Research and development	477.7	277.7	72%
Impairment charges	55.3	38.7	43%
Contingent consideration	(47.6)	(29.0)	64%
Selling, general and administrative	258.0	171.8	50%
Restructuring charges	24.3	—	N/A

Total costs and expenses	$1,028.0	$689.3	49%

  Cost of Product Revenues

        Cost of product revenues were $260.3 million and $230.1 million for the years ended December 31, 2013 and 2012, respectively. Included in our cost of product revenues are costs to procure, manufacture and distribute our products, royalties owed on worldwide net sales of CUBICIN and U.S. net sales of ENTEREG under our license agreements with Eli Lilly, and the amortization of intangible assets. Our gross margin for the years ended December 31, 2013 and 2012, was 75% and 74%, respectively. We expect our gross margin percentage in 2014 to be lower than our gross margin percentage in 2013, primarily related to additional amortization expense related to acquired intangible assets.

  Research and Development Expense

        The following table contains a breakdown of our research and development expense for the periods presented:

	For the Years Ended December 31,
	2013	2012	% Change
	(in millions)
External expenses:
Marketed products	$25.2	$17.3	46%
Phase 3 programs:
Tedizolid phosphate	3.0	*	N/A
Ceftolozane/tazobactam	111.1	70.2	58%
Surotomycin	41.0	20.3	102%
Bevenopran	45.7	8.2	457%
Earlier-stage programs	24.0	29.2	(18)%
Milestone and upfront payments	45.3	5.5	724%
Research and development employee-related expenses	122.5	82.0	49%
Other unallocated internal research and development expenses	59.9	45.0	33%

Total research and development expense	$477.7	$277.7	72%

*
Program is the result of the Trius acquisition in September 2013.

        For each of our research and development programs, we incur both external and internal expenses. External expenses include clinical and non-clinical activities performed by CROs, lab services, purchases of drug product materials and manufacturing development costs. We track external research and development expenses by individual program, with the Phase 3 costs associated with development activities for our four current Phase 3 programs identified in the table above. Marketed product expenses include external expenses for post-marketing Phase 4 trials for CUBICIN, DIFICID and ENTEREG. Milestone and upfront payments included in research and development expense relate to the licensing or purchase of research and development assets that did not qualify as business combinations. Research and development employee-related expenses include salaries, benefits and stock-based compensation expense. Other unallocated internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

        The increase in research and development expenses for the year ended December 31, 2013, as compared to the year ended December 31, 2012, is primarily due to: (i) an increase of $104.8 million in external expenses, primarily related to Phase 3 clinical trial expenses for ceftolozane/tazobactam and bevenopran, as well as manufacturing process development expenses to support the clinical trials for ceftolozane/tazobactam; and (ii) an increase of $39.8 million in milestone and upfront payments primarily related to the acquisition of expanded rights to develop and commercialize ceftolozane/tazobactam from Astellas for $25.0 million and the upfront fee of $15.0 million to Hydra Biosciences, Inc., or Hydra, to amend our license and collaboration agreement; and (iii) an increase of $55.4 million in unallocated internal research and development expenses and employee-related expenses primarily due to additional headcount to support our clinical and pre-clinical programs including $12.8 million in postcombination stock-based compensation expense related to the acquisitions of Optimer and Trius.

  Impairment charges

        In connection with our acquisition of Adolor in December 2011, we acquired an in-process research and development, or IPR&D, asset related to bevenopran with an acquisition-date fair value of $117.4 million. During the fourth quarter of 2013, we revised the fair value estimate of our bevenopran IPR&D asset to incorporate reduced probabilities of pursuing the program, and our decision to stop the Phase 3 efficacy trials in light of the FDA's planned 2014 Advisory Committee meeting to discuss the potential for elevated cardiovascular events related to mu-opioid antagonists and the enrollment challenges associated with the current design of these Phase 3 efficacy trials. Accordingly, in the year ended December 31, 2013, we recorded an impairment charge of $35.3 million to write down our bevenopran IPR&D asset to its revised fair value. During the fourth quarter of 2012, we made a decision to deprioritize efforts to develop bevenopran for the EU market based on our assessment of the regulatory path and the commercial opportunity for OIC agents in the EU. As a result of this decision, we recorded an impairment charge of $38.7 million to write down the IPR&D asset to its revised fair value, which was recorded within our consolidated statements of income for the year ended December 31, 2012.

        In February 2013, we entered into an option agreement with Adynxx, Inc., or Adynxx. Under the agreement, we made a $20.0 million payment to Adynxx and obtained an exclusive option to acquire 100% of the outstanding shares of Adynxx. The option was exercisable any time prior to 60 days following our receipt of the data from a Phase 2 clinical trial for Adynxx's lead product candidate, AYX1, subject to extension in certain limited circumstances. We decided to not exercise the option and as a result recorded a $20.0 million impairment charge for the year ended December 31, 2013, representing the write-off of the non-refundable option payment.

        See Note E., "Investments," and Note I., "Goodwill, IPR&D and Other Intangible Assets, Net," in the accompanying notes to consolidated financial statements for additional information.

  Contingent Consideration

        Contingent consideration income was $47.6 million and $29.0 million for the years ended December 31, 2013 and 2012, respectively. This income represents the change in the fair value of the contingent consideration liability relating to contingent cash payments we agreed to make to the former shareholders of certain companies we acquired. The change in the fair value for the year ended December 31, 2013, primarily related to: (i) recording contingent consideration income of $32.8 million with respect to bevenopran during 2013 as a result of reduced probabilities of pursuing the program and our decision to stop the Phase 3 efficacy studies of bevenopran in patients with chronic non-cancer pain and OIC; (ii) recording contingent consideration income of $48.2 million with respect to DIFICID as a result of a decrease in the market price of the publicly-traded CVR security issued in connection with our acquisition of Optimer; and (iii) recording contingent consideration expense of $33.4 million with respect to ceftolozane/tazobactam primarily related to increases in the probabilities of success for certain milestones as a result of meeting the primary endpoints for the pivotal Phase 3 clinical trials for cUTI and cIAI.

        The change in the fair value for the year ended December 31, 2012, primarily related to recording contingent consideration income of $37.0 million with respect to bevenopran during the fourth quarter of 2012 as a result of decreasing the probability of achieving a regulatory approval milestone in the EU, which resulted in a decrease in the fair value of the contingent payment rights, or CPRs, owed to the former stockholders of Adolor. This was partially offset by contingent consideration expense for ceftolozane/tazobactam related to the time value of money.

        Contingent consideration expense/income may fluctuate significantly in future periods depending on changes in estimates, including probabilities associated with achieving the milestones and the period in which we estimate these milestones will be achieved, and in the case of the Optimer CVR, the market price of the security. See Note F., "Fair Value Measurements," in the accompanying notes to consolidated financial statements for additional information.

  Selling, General and Administrative Expense

        Selling, general and administrative expense for the year ended December 31, 2013, was $258.0 million as compared to $171.8 million for the year ended December 31, 2012. The increase in selling, general and administrative expense is primarily related to: (i) transaction costs of $22.6 million related to the acquisitions of Optimer and Trius; (ii) postcombination stock-based compensation expense of $17.2 million related to the acquisitions of Optimer and Trius; and (iii) an increase in employee-related expenses and consulting charges, including legal fees.

        We expect selling, general and administrative expense in 2014 to increase primarily due to an increase in headcount and employee-related expenses, including expansion of our international operations.

  Restructuring Charges

        In connection with our acquisitions of Optimer and Trius, we committed to restructuring programs, which included workforce reductions and restructuring of existing facility lease arrangements. We incurred restructuring expense of $24.3 million during the year ended December 31, 2013, of which $19.8 million related to employee severance and $4.5 million related to lease restructuring costs.

Other Income (Expense), net

        The following table sets forth other income (expense), net for the periods presented:

	For the Years Ended December 31,
	2013	2012	% Change
	(in millions)
Interest income	$2.4	$3.1	(21)%
Interest expense	(37.6)	(33.0)	14%
Other income (expense)	(34.9)	(7.6)	359%

Total other income (expense), net	$(70.1)	$(37.5)	87%

        Total other expense, net for the year ended December 31, 2013, was $70.1 million as compared to $37.5 million for the year ended December 31, 2012. The increase in total other expense, net for the year ended December 31, 2013, is primarily due to the $34.6 million loss recorded on the induced conversion of $221.2 million of the principal amount of our 2017 Notes in September 2013. See Note K., "Debt," in the accompanying notes to consolidated financial statements for additional information.

Provision for Income Taxes

        The following table reconciles the federal statutory tax rate to the effective tax rates and the related impact to the (benefit) provision for income taxes for the years ended December 31, 2013 and 2012:

	For the Years Ended December 31,
	2013		2012
	Amount	Tax Rate	Amount	Tax Rate
	(in millions, except for percentages)
Federal statutory tax rate applied to (loss) income before taxes	$(15.3)	35.0%	$69.9	35.0%
Differential arising from:
State	(1.2)	2.7%	2.2	1.1%
Non-deductible expenses	1.6	(3.7)%	1.3	0.6%
Current year federal research credit	(6.2)	14.2%	—	—%
Prior year federal research credits	(4.4)	10.1%	—	—%
Impact of reserve for uncertain tax positions	(0.2)	0.4%	(11.0)	(5.5)%
Domestic manufacturing deduction	(0.3)	0.6%	(5.8)	(2.9)%
Transaction costs	3.8	(8.7)%	—	—%
Loss on extinguishment of 2017 Notes	8.1	(18.5)%	—	—%
Contingent consideration	(19.1)	43.9%	(12.0)	(6.0)%
Valuation allowance on Adynxx impairment	7.0	(16.0)%	—	—%
Other	1.1	(2.6)%	0.9	0.5%

Total	$(25.1)	57.4%	$45.5	22.8%

        In the table above, permanent differences that increase the tax benefit for the year ended December 31, 2013, and increase the tax provision for the years ended December 31, 2012, are shown as increases to the effective tax rate. Similarly, permanent differences that reduce the tax benefit for the year ended December 31, 2013, and reduce the tax provision for the years ended December 31, 2012, are shown as decreases to the effective tax rate.

        Our effective tax rate for 2013 compared to 2012 increased primarily as a result of contingent consideration income that is not subject to income tax, and the benefit of the 2013 and 2012 federal research credits that were retroactively extended to January 1, 2012, by the American Taxpayer Relief Act of 2012 enacted on January 2, 2013. These increases were partially offset by non-deductible losses incurred in connection with the induced conversion of a portion of our 2017 Notes in September 2013, non-deductible transaction costs associated with the acquisitions of Trius and Optimer, and the impairment of our Adynxx investment.

        We and our subsidiaries file income tax returns with the U.S. federal government, multiple state and local jurisdictions in the U.S., and foreign jurisdictions. Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to: changes in circumstances surrounding the need for a valuation allowance; size of our income or loss; changes in the geographical mix of our earnings; or one-time activities occurring during the period.

        Contingent consideration will fluctuate as a result of any changes in the fair value assumptions based on any additional data received on our ceftolozane/tazobactam, bevenopran and/or tedizolid phosphate programs. Contingent consideration will also fluctuate based upon the market price of the publicly-traded CVRs issued in connection with the acquisition of Optimer. Any significant contingent consideration expense or income will result in a significantly higher or lower effective tax rate, because contingent consideration expense is largely not deductible for tax purposes and contingent consideration income is not taxable.

Results of Operations for the Years Ended December 31, 2012 and 2011

Revenues

        The following table sets forth revenues for the periods presented:

	For the Years Ended December 31,
	2012	2011	% Change
	(in millions)
U.S. product revenues, net	$849.4	$701.4	21%
International product revenues	50.5	36.7	38%
Service revenues	23.2	6.7	246%
Other revenues	3.3	9.2	(64)%

Total revenues, net	$926.4	$754.0	23%

  Product Revenues, net

        Our net U.S. product revenues included $809.2 million of sales of CUBICIN and $40.2 million of sales of ENTEREG for the year ended December 31, 2012, as compared to $698.8 million of sales of CUBICIN and $2.6 million of sales of ENTEREG for the year ended December 31, 2011. Gross U.S. product revenues totaled $977.9 million and $802.5 million for the years ended December 31, 2012 and 2011, respectively. The $175.4 million increase in gross U.S. product revenues was primarily due to: (i) price increases of 5.5% for CUBICIN in July 2011, January 2012 and July 2012, which resulted in $94.8 million of additional gross CUBICIN U.S. product revenues; (ii) an increase of approximately 5.2% in vial sales of CUBICIN in the U.S., which resulted in higher gross CUBICIN U.S. product revenues of $41.2 million; and (iii) the addition of ENTEREG to our product portfolio in December 2011, which resulted in additional gross U.S. product revenues of $39.4 million for the year ended December 31, 2012.

        Gross U.S. product revenues were offset by provisions for the years ended December 31, 2012 and 2011, as follows:

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

  Service Revenues

        Service revenues for the years ended December 31, 2012 and 2011, were $23.2 million and $6.7 million, respectively. Service revenues for the year ended December 31, 2012, related to quarterly fees earned under the co-promotion agreement with Optimer to promote DIFICID in the U.S. In addition, during the year ended December 31, 2012, we recorded a $5.0 million payment for the achievement of an annual sales target under the terms of the co-promotion agreement and a $3.5 million payment representing a portion of Optimer's gross profits on net sales of DIFICID in the U.S. that exceeded the annual sales target for the first sales year as stipulated in the co-promotion agreement.

  Other Revenues

        Other revenues for the years ended December 31, 2012 and 2011, were $3.3 million and $9.2 million, respectively. Other revenues for the year ended December 31, 2011, included a $2.1 million cumulative adjustment under the contingency-adjusted performance model associated with a $6.0 million milestone payment received under our agreement with Merck related to regulatory approval of CUBICIN in Japan. The remainder of the milestone payment was recognized as deferred revenue and will be amortized to other revenues over the performance period ending January 2021. In addition, we received a $5.0 million sales milestone during the year ended December 31, 2011, as a result of Novartis achieving a predetermined level of aggregate sales of CUBICIN to third parties, which we recognized as other revenue upon achievement.

Costs and Expenses

        The following table sets forth costs and expenses for the periods presented:

	For the Years Ended December 31,
	2012	2011	% Change
	(in millions)
Cost of product revenues	$230.1	$172.9	33%
Research and development	277.7	184.5	51%
Impairment charges	38.7	—	N/A
Contingent consideration	(29.0)	91.5	(132)%
Selling, general and administrative	171.8	163.2	5%
Restructuring charges	—	9.3	(100)%

Total costs and expenses	$689.3	$621.4	11%

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

  Research and Development Expense

        The following table contains a breakdown of our research and development expenses for the periods presented:

	For the Years Ended December 31,
	2012	2011	% Change
	(in millions)
External expenses:
Marketed products	$17.3	$13.9	24%
Phase 3 programs:
Ceftolozane/tazobactam	70.2	26.2	167%
Surotomycin	20.3	*	N/A
Bevenopran	8.2	*	N/A
Earlier-stage programs	29.2	36.8	(21)%
Milestone and upfront payments	5.5	10.0	(45)%
Research and development employee-related expenses	82.0	64.8	27%
Other unallocated internal research and development expenses	45.0	32.8	37%

Total research and development	$277.7	$184.5	51%

*
Program had not reached Phase 3 development for the period presented.

        The increase in research and development expenses for the year ended December 31, 2012, as compared to the year ended December 31, 2011, is primarily due to: (i) an increase of $44.0 million in external expenses related to ceftolozane/tazobactam as a result of incurring a full year of Phase 3 clinical trial expenses for cUTI and cIAI, in which first patient enrollment commenced in July 2011 and December 2011, respectively; (ii) an increase of $20.3 million in external expenses related to surotomycin as a result of first patient enrollment in Phase 3 clinical trials, which commenced in July 2012; (iii) an increase of $8.2 million in external expenses related to bevenopran as a result of the start-up of a Phase 3 long-term safety study in October 2012; and (iv) an increase of $17.2 million in employee-related expenses due to additional headcount.

  Impairment charges

        In connection with the acquisition of Adolor in December 2011, we acquired an IPR&D asset related to bevenopran with an acquisition-date fair value of $117.4 million. During the fourth quarter of 2012, we made a decision to deprioritize efforts to develop bevenopran for the EU market based on our current assessment of the regulatory path and the commercial opportunity for OIC agents in the EU. As a result of this decision, and in conjunction with our annual impairment test, we updated the fair value estimate of the IPR&D asset to incorporate a low probability of pursuing bevenopran in the EU. We recorded an impairment charge of $38.7 million to write down the IPR&D asset to its revised fair value, which was recorded within our consolidated statements of income for the year ended December 31, 2012.

  Contingent Consideration

        Contingent consideration was income of $29.0 million for the year ended December 31, 2012, and expense of $91.5 million for the year ended December 31, 2011. This income/expense primarily represented the change in the fair value of the contingent consideration liability related to remaining amounts potentially payable to Calixa's former stockholders upon the achievement of certain development, regulatory and sales milestones pursuant to our agreement to acquire Calixa in December 2009 and to Adolor's former stockholders pursuant to our agreement to acquire Adolor in December 2011. The change in the fair value for the year ended December 31, 2012, primarily related to recording contingent consideration income of $37.0 million with respect to bevenopran during the fourth quarter of 2012 as a result of decreasing the probability of achieving a regulatory approval milestone in the EU, which resulted in a decrease in the fair value of the CPRs owed to the former stockholders of Adolor. This was partially offset by contingent consideration expense for ceftolozane/tazobactam related to the time value of money.

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

  Selling, General and Administrative Expense

        Selling, general and administrative expense for the year ended December 31, 2012, was $171.8 million as compared to $163.2 million for the year ended December 31, 2011. The $8.6 million increase in selling, general and administrative expense was primarily due to an increase of $4.5 million in payroll, benefits and other employee-related expenses due to an increase in headcount and an increase of $3.6 million in promotional expenses for CUBICIN and ENTEREG. The increase was partially offset by a decrease of $4.9 million in transaction fees related to the acquisition of Adolor in December 2011.

  Restructuring Charges

        In connection with our acquisition of Adolor, we committed to a restructuring program in the fourth quarter of 2011, which included severance benefits to former Adolor employees and execution of a lease termination agreement for Adolor's operating lease for its facility in Exton, Pennsylvania, as of December 31, 2011. We incurred charges of $9.3 million in the fourth quarter of 2011 related to these activities. We paid employee-related severance of $7.2 million and the lease termination obligation of $1.2 million during 2012 using our existing cash balances. The remaining severance payments were made in the first half of 2013.

Other Income (Expense), net

        The following table sets forth other income (expense), net for the periods presented:

	For the Years Ended December 31,
	2012	2011	% Change
	(in millions)
Interest income	$3.1	$2.7	15%
Interest expense	(33.0)	(31.4)	5%
Other income (expense)	(7.6)	1.0	857%

Total other income (expense), net	$(37.5)	$(27.7)	35%

  Interest Expense

        Interest expense for the year ended December 31, 2012, was $33.0 million as compared to $31.4 million for the year ended December 31, 2011. The increase in interest expense is primarily due to the cessation of capitalizing interest as a result of completing construction at 65 Hayden Avenue in Lexington, Massachusetts, or 65 Hayden, in December 2011, partially offset by the retirement of our 2.25% convertible subordinated notes due June 2013, or 2013 Notes, in June 2012 and November 2012.

  Other Income (Expense)

        Other expense for the year ended December 31, 2012, was $7.6 million as compared to other income of $1.0 million for the year ended December 31, 2011. The increase in other expense for the year ended December 31, 2012, primarily relates to a $4.0 million aggregate loss recorded on the retirement of our 2013 Notes in June 2012 and November 2012.

Provision for Income Taxes

        The following table summarizes the effective tax rates and income tax provisions for the periods presented:

	For the Years Ended December 31,
	2012	2011
	(in millions, except percentages)
Effective tax rate	22.8%	68.5%
Provision for income taxes	$45.5	$71.8

        The effective tax rate of 22.8% for the year ended December 31, 2012, decreased from the effective tax rate for the year ended December 31, 2011 primarily due to the impact of non-deductible contingent consideration expense recorded in 2011, which increased the effective tax rate for the year ended December 31, 2011 by 28.5%, as compared to contingent consideration income recorded during the fourth quarter of 2012, which is not subject to income tax and decreased the effective tax rate for the year ended December 31, 2012, by approximately 6.0%. In addition, the effective tax rate for the year ended December 31, 2012, included a benefit of approximately 5.5% related to the impact of the reversal of state uncertain tax positions.

Liquidity and Capital Resources

        We currently require cash to fund our working capital needs, purchase capital assets and pay our debt obligations. We fund our cash requirements primarily through sales of our products, and equity and debt financings. We expect to incur significant expenses in the future for the continued development and commercialization of our products, the development of our other product candidates, investments in other product opportunities and our business development activities.

        A summary of our cash, cash equivalents, investments and certain financial obligations is as follows:

	December 31,
	2013	2012
	(in millions)
Cash and cash equivalents	$91.1	$104.0
Short-term investments	487.5	872.2
Long-term investments	—	3.2

Total	$578.6	$979.4

Outstanding principal on convertible notes	$1,028.8	$450.0
Payable to Glaxo	16.0	19.5

Total	$1,044.8	$469.5

        Based on our current business plan, we believe that our available cash, cash equivalents, investments and projected cash flows from revenues will be sufficient to fund our operating expenses, debt obligations, contingent payments under our license, collaboration and merger agreements, and capital requirements for the foreseeable future. Certain economic or strategic factors may require that we seek to raise additional cash by selling debt or equity securities. However, such funds may not be available when needed, or we may not be able to obtain funding on favorable terms, or at all, particularly if the credit and financial markets are constrained at the time we require funding.

Investments

        We primarily invest in bank deposits, corporate and municipal notes and U.S. Treasury securities. See Note E., "Investments," in the accompanying notes to consolidated financial statements for additional information.

Borrowings and Other Liabilities

  Convertible Senior Notes

        We have convertible debt outstanding as of December 31, 2013, related to our 2020 Notes, 2018 Notes and 2017 Notes, or collectively the Convertible Senior Notes. In September 2013, we issued $800.0 million aggregate principal convertible senior unsecured notes in two series, with one series consisting of $350.0 million aggregate principal amount of the 2018 Notes, and the other series consisting of $450.0 million aggregate principal amount of the 2020 Notes. The 2018 Notes and 2020 Notes are convertible into common stock upon satisfaction of certain conditions. Interest is payable on the 2018 Notes and 2020 Notes on each March 1st and September 1st through September 1, 2018, and September 1, 2020, respectively.

        In October 2010, we issued $450.0 million aggregate principal amount of the 2017 Notes. In September 2013, holders of $221.2 million of the principal amount of the 2017 Notes converted their notes at a conversion rate of 34.2759 shares of common stock per $1,000 of principal amount, or approximately $29.18 per share of common stock, into 7,580,923 shares of our common stock. To induce these holders to convert, we agreed to make individually-negotiated aggregate cash payments of $22.0 million to the converting holders of the 2017 Notes as consideration for their agreement to convert their 2017 Notes. The 2017 Notes are convertible into common stock upon satisfaction of certain conditions. Interest is payable on each May 1st and November 1st through November 1, 2017. See Note K., "Debt," in the accompanying notes to consolidated financial statements for additional information.

  Glaxo Payable

        In connection with the acquisition of Adolor, we assumed the obligation to pay Glaxo six remaining annual payments aggregating to $22.5 million. As of December 31, 2013, four annual payments remain totaling $16.0 million. We recorded the fair value of the remaining annual payments at the date of acquisition. As of December 31, 2013, we have paid $6.5 million of the aggregate amount owed to Glaxo. See Note F., "Fair Value Measurements," in the accompanying notes to consolidated financial statements for additional information.

  Credit Facility

        In November 2012, we entered into a $150.0 million three-year senior secured, syndicated revolving credit facility, or the credit facility, with a group of lenders, including Royal Bank of Canada, or RBC, as administrative agent. In September 2013, we entered into an amendment to the credit facility, which among other changes, allows for the option to increase the credit facility by up to an additional $150.0 million, subject to pro forma compliance with financial covenants under the credit facility. The credit facility, which includes a sublimit for letters of credit, is for general corporate purposes. The obligations under the credit facility are guaranteed by our existing and future domestic subsidiaries and are secured by substantially all of our assets and those of our subsidiary guarantors, including a mortgage on our facilities. The credit facility contains affirmative and negative covenants that we believe are customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The credit facility also requires us to maintain a maximum total leverage ratio, a maximum senior secured leverage ratio, a minimum interest coverage ratio and a minimum liquidity amount. There were no borrowings outstanding under the credit facility as of December 31, 2013 or 2012, and we were in compliance with all covenants. See Note K., "Debt," in the accompanying notes to consolidated financial statements for additional information.

Repurchases of Common Stock or Convertible Senior Notes Outstanding

        From time to time, our Board of Directors may authorize us to repurchase shares of our common stock, repurchase, in cash or common stock, our outstanding Convertible Senior Notes, or make cash payments to holders of our Convertible Senior Notes to induce a conversion of the notes pursuant to the terms of the Convertible Senior Notes, in each case, in privately-negotiated transactions, publicly-announced programs or otherwise. If and when our Board of Directors should determine to authorize any such action, it would be on terms and under market conditions that our Board of Directors determines are in the best interest of us and our stockholders. Any such actions could deplete significant amounts of our cash resources.

Cash Flows

        Our net cash flows are as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(in millions)
Net cash provided by operating activities	$16.4	$215.7	$200.4
Net cash used in investing activities	$(787.6)	$(232.4)	$(439.5)
Net cash provided by (used in) financing activities	$758.2	$(76.8)	$62.8

  Operating Activities

        Net cash provided by operating activities for the year ended December 31, 2013, decreased $199.3 million compared to the year ended December 31, 2012. The decrease in net cash provided by operating activities is primarily due to: (i) an increase of approximately $104.8 million in external research and development expense primarily related to our Phase 3 clinical trials; (ii) a $25.0 million payment to Astellas as consideration for expanded rights to develop and commercialize ceftolozane/tazobactam; (iii) a $15.0 million upfront payment to Hydra to amend our license and collaboration agreement; (iv) an aggregate $22.0 million of payments to induce the holders of our 2017 Notes to convert their notes; and (v) acquisition-related costs.

        Net cash provided by operating activities for both the years ended December 31, 2013 and 2012, included the impact of milestone payments to the former stockholders of Calixa of $24.3 million and $17.4 million, respectively, for the portion of the milestone payment related to the amount in excess of its acquisition-date fair value. The payments were made as a result of first patient enrollment in our ceftolozane/tazobactam open-label study in patients with VABP and first patient enrollment in Phase 3 clinical trials for cIAI during the years ended December 31, 2013 and 2012, respectively.

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

  Investing Activities

        Net cash used in investing activities for the year ended December 31, 2013, increased $555.2 million as compared to the year ended December 31, 2012. The increase in cash used in investing activities is primarily due to: (i) $1.2 billion of cash used in the acquisitions of Trius and Optimer, net of cash acquired; and (ii) a $20.0 million payment in exchange for the exclusive option to acquire Adynxx. These increases were partially offset by net proceeds from maturities of investments of $458.9 million for the year ended December 31, 2013, compared to net purchases of investments of $214.3 million for the year ended December 31, 2012.

        Net cash used in investing activities for the year ended December 31, 2012, decreased $207.1 million as compared to the year ended December 31, 2011. The decrease in cash used in investing activities was primarily due to: (i) $200.7 million of cash used in the acquisition of Adolor in 2011, net of cash acquired; and (ii) $100.1 million of purchases of property and equipment primarily related to our acquisition of 45-55 Hayden Avenue in Lexington, Massachusetts, and construction of approximately 104,000 square feet of laboratory space and associated administrative space at our facilities at 65 Hayden. These decreases were partially offset by an increase in net purchases of investments of $75.5 million for the year ended December 31, 2012, compared to December 31, 2011.

  Financing Activities

        Net cash provided by financing activities for the year ended December 31, 2013, was $758.2 million as compared to net cash used in financing activities of $76.8 million the year ended December 31, 2012. The change from net cash used in financing activities for year ended December 31, 2012, to net cash provided by financing activities for the year ended December 31, 2013, is primarily due to cash provided by the issuance of the convertible debt and warrants of $800.0 million and $121.7 million, respectively, which was partially offset by cash used to purchase convertible bond hedges and the payment of debt issuance costs of $179.4 million and $25.2 million, respectively.

        Net cash used in financing activities for the year ended December 31, 2012, was $76.8 million as compared to net cash provided by financing activities of $62.8 million the year ended December 31, 2011. The change from net cash provided by financing activities for year ended December 31, 2011, to net cash used in financing activities for the year ended December 31, 2012, is primarily due to cash used in the retirement of the outstanding aggregate principal of $109.2 million of our 2013 Notes.

Commitments and Contingencies

Legal Proceedings

        See Note M., "Commitments and Contingencies," in the accompanying notes to consolidated financial statements for additional information.

Contractual Obligations

        The following summarizes our significant contractual obligations at December 31, 2013, and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	1 Year or Less	2 - 3 Years	4 - 5 Years	More than 5 Years	Total
	(in millions)
Long-term debt(1)	$17.8	$36.2	$609.3	$466.9	$1,130.2
Royalty payments(2)	83.6	—	—	—	83.6
Inventory purchase obligations(3)	75.1	36.2	17.6	44.0	172.9
Contingent consideration obligations(4)	25.0	—	—	—	25.0
Operating lease obligations	3.0	5.3	5.0	7.1	20.4
Other purchase obligations(5)	6.7	1.1	0.3	—	8.1
Other liabilities(6)	3.5	8.0	4.5	—	16.0

Total contractual cash obligations	$214.7	$86.8	$636.7	$518.0	$1,456.2

(1)
Amounts represent principal and coupon interest cash payments on our Convertible Senior Notes, including anticipated interest payments that are not recorded on our consolidated balance sheets. Any future conversion, inducement or settlement of our Convertible Senior Notes could impact our cash payments.

(2)
Amounts represent the royalty payments expected to be owed through December 31, 2013. Committed payments do not reflect the impact of royalties on future sales of our products beyond December 31, 2013, because we are unable to reliably estimate such total sales on which royalties would be due.

(3)
Amounts represent the inventory purchase obligations entered into for the purchase of raw materials as well as fill-finish and packaging services expected to be owed through December 31, 2013. Certain of our agreements specify minimum prices and quantities based on a percentage of the total available market or based on a percentage of our future purchasing requirements. Due to the uncertainty of the future market and our future purchasing requirements, as well as the non-binding nature of these agreements, obligations under these agreements are included in the preceding table at the amount committed through December 31, 2013.

(4)
The contingent consideration obligation included above represents an amount for which we can reliably estimate the timing and amount of payments expected to be made. This contingent consideration obligation has not been probability-adjusted or discounted. The aggregate, undiscounted amount potentially payable in excess of the amount included in the table above is

  $751.1 million, the payment of which is contingent upon the achievement of certain development, regulatory and sales-based milestones.

(5)
Amounts represent agreements that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. For obligations with cancellation provisions, the amounts included were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee.

(6)
Amounts represent the amounts owed to Glaxo that we assumed as a result of our acquisition of Adolor.

  Contingent Consideration

        In connection with certain of our acquisitions, we agreed to make contingent cash payments to the former shareholders of the acquired companies. In accordance with accounting for business combinations guidance, these contingent cash payments are recorded as contingent consideration liabilities on our consolidated balance sheets at fair value. The aggregate, undiscounted amount of contingent consideration potentially payable for all contingent consideration arrangements ranges from zero to $776.1 million.

        As of December 31, 2013, the contingent consideration related to the Trius, Adolor and Calixa acquisitions are our only financial liabilities measured and recorded using Level 3 inputs in accordance with accounting guidance for fair value measurements, and represent 69% of the total liabilities measured at fair value. See Note F., "Fair Value Measurements," in the accompanying notes to consolidated financial statements for additional information.

        We have commitments to make potential future milestone payments to third parties under our license and collaboration arrangements totaling approximately $222.6 million, which include $39.3 million for development milestones, $86.8 million for regulatory milestones and $96.5 million for sales-based milestones. These milestones primarily include the commencement and results of clinical trials, obtaining regulatory approval in various jurisdictions and the future commercial success of development programs, the outcome and timing of which are difficult to predict and subject to significant uncertainty. In addition to the milestones discussed above, we are obligated to pay royalties on future sales, which are contingent on generating levels of sales of future products that have not been achieved and may never be achieved. Since we are unable to reliably estimate the timing and amounts of such milestone and royalty payments, or whether they will occur at all, these contingent payments have been excluded from the table above. See Note C., "Business Agreements," in the accompanying notes to consolidated financial statements for additional information regarding our license, collaboration and acquisition arrangements.

  Uncertain Tax Positions

        Reserves included in other long-term liabilities in our consolidated balance sheets at December 31, 2013, for unrecognized tax benefits and related interest and penalties of $17.4 million have also been excluded from the table above due to our inability to predict the timing of tax audit resolutions.

Off-Balance Sheet Arrangements

        We do not have any relationships with entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements, including "off-balance sheet arrangements" as described in SEC Regulation S-K Item 303. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

        We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  Revenue Recognition;

  •
  Inventory;

  •
  Clinical Research Costs;

  •
  Investments;

  •
  Business Combinations;

  •
  Intangible Assets and Impairment;

  •
  Income Taxes;

  •
  Stock-Based Compensation; and

  •
  Contingent Consideration.

I. Revenue Recognition

        Our principal sources of revenue during the reporting period were: (i) product sales of CUBICIN, DIFICID and ENTEREG in the U.S.; (ii) revenues derived from sales of CUBICIN and DIFICID by our international distribution partners; (iii) license fees and milestone payments that are derived from collaboration, license and commercialization agreements with other biopharmaceutical companies; and (iv) prior to our acquisition of Optimer, service revenues derived from our co-promotion agreement with Optimer for the promotion and support of DIFICID in the U.S., which was terminated on October 24, 2013, as a result of our completing the acquisition. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and collectibility of the resulting receivable is reasonably assured.

  Multiple-Element Arrangements

        We account for revenue arrangements with multiple elements entered into or materially modified after January 1, 2011, by separating and allocating consideration according to the relative selling price of each deliverable. The selling price of deliverables under the arrangement may be derived using a "best estimate of selling price" if vendor-specific objective evidence and third-party evidence is not available. Deliverables under the arrangement will be separate units of accounting, provided (i) a delivered item has value to the customer on a standalone basis; and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control.

        Our other license and collaboration agreements continue to be accounted for under previously-issued revenue recognition guidance for multiple-element arrangements. Under this guidance, we recognize non-refundable upfront license payments as revenue upon receipt if the license has standalone value and the fair value of the undelivered obligations, if any, can be determined. If the license is considered to have standalone value but the fair value of any of the undelivered items cannot be determined, the license payments are recognized as revenue over the period of our performance for such undelivered items or services. License fees with ongoing involvement or performance obligations are recorded as deferred revenue once received, and generally are recognized ratably over the period of such performance obligation only after both the license period has commenced and we have delivered the technology.

        We sell CUBICIN and DIFICID to international distribution partners based upon contractually predetermined transfer price arrangements. Once our distribution partner sells the product to a third party, we may also be owed an additional payment or royalty. Certain agreements with our distribution partners contain multiple elements in which we have continuing performance obligations. In such arrangements in which we determined that the undelivered elements in each arrangement did not have objective evidence of fair value, payments from distribution partners are recorded as deferred revenue. We amortize deferred revenue over the remaining performance obligation.

  Milestone Payments

        Under our license, collaboration and commercialization agreements, we may be entitled to receive consideration in the form of milestone payments. Consideration for an event that meets the definition of a milestone in accordance with the accounting guidance for the milestone method of revenue recognition is recognized as revenue in its entirety in the period in which the milestone is achieved only if all of the following conditions are met, and therefore the milestone is considered substantive: (i) the milestone is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item as a result of a specific outcome resulting from our performance to achieve the milestone; (ii) the consideration relates solely to past performance; and (iii) the amount of the milestone consideration is reasonable relative to all of the deliverables and payment terms, including other potential milestone consideration, within the arrangement. Otherwise, the milestone payments are not considered to be substantive and are, therefore, recognized as revenue as we complete our remaining performance obligations.

  U.S. Product Revenues, net

        We sell CUBICIN and ENTEREG through a drop-ship program under which orders are processed through wholesalers, but shipments are sent directly to our end users, which are generally hospitals and acute care settings. In addition to the drop-ship model, we also sell CUBICIN directly to certain customers. We generally do not allow wholesalers to stock CUBICIN and wholesalers do not stock ENTEREG. This results in sales trending closely to actual hospital and acute care settings' purchases. We sell DIFICID through wholesalers. These wholesalers sell DIFICID to hospitals and long-term care facilities, in addition to retail and specialty pharmacies in the U.S. Wholesalers stock DIFICID to accommodate customer demand and we monitor inventory levels at the largest wholesalers. All revenues from product sales are recorded net of applicable provisions for returns, chargebacks, discounts, wholesaler management fees, government and commercial rebates, and other applicable allowances in the same period the related sales are recorded.

        Product Returns.    Our return policy allows our customers to return product within a specified period prior to and subsequent to the expiration date of the product and in the event of certain circumstances, such as a product recall. Our estimate of the provision for returns is analyzed quarterly and is based upon many factors, including historical experience of actual returns, analysis of the level of inventory in the distribution channel, if any, and reorder rates of end users. In certain circumstances, for example, in the event of a product recall or similar circumstance outside of the customers' control, we may issue the customer replacement product for product returned. In these limited circumstances, expected costs of the replacement product are recognized within cost of product revenues, whereas expected refunds or credits granted to the customer are recognized at full sales value within provisions for product returns.

        Government and Commercial Rebates and Chargebacks.    We estimate reserves for commercial rebates as well as government-mandated rebates and discounts relating to federal and state programs, such as Medicaid, the VA and DoD programs, the Medicare Part D Coverage Gap Discount Program and certain other qualifying federal and state government programs. We analyze our estimates and assumptions for these reserves quarterly. Our reserves for government and commercial rebates and chargebacks represent our estimates of outstanding claims for end-user rebate-eligible sales that have occurred, but for which related claim submissions have not been received. Our estimates are based on an analysis of customer sales mix data, prior claims history and third-party studies to determine which sales may flow through to a rebate- or chargeback-eligible customer.

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

        Reserves for returns, discounts, chargebacks, wholesaler management fees and doubtful accounts are offset against accounts receivable and were $16.0 million and $9.2 million at December 31, 2013 and 2012, respectively. Reserves for governmental and commercial rebates are included in accrued liabilities and were $18.6 million and $20.6 million at December 31, 2013 and 2012, respectively.

        We believe that the reserves we have established are reasonable and appropriate based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts for sales returns, chargebacks and government rebate reserves to vary. If actual results vary with respect to our sales returns, chargebacks or government rebates reserves, we may need to adjust our estimates, which could have a material effect on our results of operations in the period of adjustment.

II. Inventory

        Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. On a quarterly basis, we analyze our inventory levels and write down inventory that is expected to expire prior to being sold, inventory in excess of expected sales requirements and inventory that fails to meet commercial sale specifications, with a corresponding charge to cost of product revenues. Charges for inventory write-downs are not reversed if it is later determined that the product is saleable. Therefore, the sale of any inventory for which a write-down has been recorded would be at a significantly higher margin. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. We dispose of our expired inventory. Inventory that is in excess of the amount expected to be sold within one year is classified as long-term inventory and is included in other assets within our consolidated balance sheets.

        We capitalize inventory produced for commercial sales, including inventory produced for potential sales of a product candidate when we consider the probability of a product candidate's regulatory approval to be high and expect the future economic benefit from sales of the product to be realized. Inventory capitalization is assessed on a product-by-product basis, and begins either on or after the date our NDA is accepted for filing by the FDA, or an international equivalent. Determining whether or not to continue to record the commercial supply costs related to a product candidate as research and development expenses or to capitalize these costs as inventory involves significant judgment. We will assess the costs capitalized prior to regulatory approval each quarter for indicators of impairment, such as reduced likelihood of approval.

III. Clinical Research Costs

        We engage external entities such as CROs, independent clinical investigators, and other third-party service providers to assist us with the execution of our clinical studies. Contracts and studies vary significantly in duration and are generally composed of a fixed management fee, variable indirect reimbursable costs and amounts owed on a per patient enrollment basis. We record costs for clinical study activities based upon the estimated amount of services provided for each study and within research and development expense in our consolidated statements of income. We accrue for the estimated amount of services provided but not yet invoiced for each study in accrued liabilities within our consolidated balance sheets. We defer and capitalize nonrefundable advance payments made by us for research and development activities, including clinical research activities, until the related goods are delivered or the related services are performed. Milestones paid to collaborators are expensed as incurred if the payment is not for future services. We monitor the activity levels and patient enrollment levels of the studies through communication with the service providers, detailed invoice and task completion review, analysis of actual expenses against budget, pre-approval of any changes in scope and review of contractual terms. These estimates may or may not match the actual services performed by the service providers as determined by actual patient enrollment levels and other variable activity costs.

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

IV. Investments

        Investments with original maturities of greater than 90 days and remaining maturities of less than one year are classified as short-term investments. Investments with remaining maturities of greater than one year from the balance sheet date are classified as long-term investments. Our short-term and long-term investments may include bank deposits, corporate and municipal notes, U.S. Treasury securities and federal agency securities. Investments are considered available-for-sale as of December 31, 2013 and 2012, and are carried at fair value. In accordance with fair value measurement guidance, we categorize investments within the fair value hierarchy based on the inputs used to estimate fair value, which may be based on observable and/or unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect certain market assumptions. The fair value hierarchy level is determined by asset class based on the lowest level of significant input. As of December 31, 2013, the fair value estimates for our investments utilize observable inputs and are categorized as Level 1 or Level 2 of the fair value hierarchy, which is described in Note B., "Accounting Policies," in the accompanying notes to consolidated financial statements.

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

V. Business Combinations

        On October 24, 2013, we completed our acquisition of Optimer for total consideration of $685.1 million, consisting of cash consideration of $569.5 million and contingent consideration with an estimated fair value of $115.6 million. On September 11, 2013, we completed our acquisition of Trius for total consideration of $700.3 million, consisting of a cash payment of $695.7 million and contingent consideration with an estimated fair value of $4.6 million. On December 12, 2011, we acquired Adolor for total consideration of $331.0 million, consisting of a cash payment of $220.8 million and contingent consideration with an estimated fair value of $110.2 million. The estimated fair values of the non-transferable contingent consideration are based upon significant assumptions regarding probabilities of successful achievement of related milestones, the estimated timing in which the milestones are achieved and a discount rate. The fair value of the publicly-traded Optimer CVRs is based upon the market price of the security. These estimated fair values could materially differ from actual values or fair values determined using different assumptions. See Note F., "Fair Value Measurements," in the accompanying notes to consolidated financial statements for additional information.

        These transactions were accounted for as business combinations under the acquisition method of accounting. Accordingly, the tangible assets and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition, with the remaining purchase price recorded as goodwill. The estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition are summarized in Note D., "Business Combinations and Acquisitions," in the accompanying notes to consolidated financial statements. The estimated fair values of acquired assets and assumed liabilities were determined using the methods discussed in the following paragraphs and require significant judgment and estimates, which could materially differ from actual values and fair values determined using different methods or assumptions.

        The purchase price allocations are initially prepared on a preliminary basis and are subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed. Any adjustments to the purchase price allocations are made as soon as practicable but no later than one year from the acquisition date.

        Acquired inventory is recorded at its fair value, which generally requires a step-up adjustment to recognize the inventory at its expected net realizable value. The inventory step-up is recorded to cost of product revenues within the consolidated statements of income as the related inventory is sold. See Note G., "Inventory," in the accompanying notes to consolidated financial statements for additional information.

        Also see "Intangible Assets and Impairment" within this "Critical Accounting Policies and Estimates" section for additional information.

        Acquired deferred tax assets, such as assets related to federal NOL carryforwards, capitalized research and development costs and federal research tax credits, are assessed to determine whether we will be able to utilize all of such assets in the future. See Note O., "Income Taxes," in the accompanying notes to consolidated financial statements for additional information. Acquired deferred tax liabilities primarily relate to the temporary differences associated with acquired IPR&D, which is not deductible for tax purposes.

        Transaction costs incurred in connection with acquisitions, excluding costs paid on behalf of the acquired companies, are included in selling, general and administrative expenses within the consolidated statement of income for the year when incurred.

        For additional information and the estimates of the fair values of the tangible assets and identifiable intangible assets acquired and liabilities assumed used in the purchase price allocations, see Note D., "Business Combinations and Acquisitions," in the accompanying notes to consolidated financial statements.

VI. Intangible Assets and Impairment

  IPR&D, Recognition

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

        The projected discounted cash flow models used to estimate the fair values of our IPR&D reflect significant assumptions regarding the estimates a market participant would make in order to evaluate a drug development asset, including:

  •
  probability of successfully completing clinical trials and obtaining regulatory approval;

  •
  market size, market growth projections, and market share;

  •
  estimates regarding the timing of and the expected costs to advance our clinical programs to commercialization;

  •
  estimates of future cash flows from potential product sales; and

  •
  a discount rate.

        The use of different assumptions or changes in assumptions used could result in materially different fair value estimates.

        In connection with the acquisition of Trius in September 2013, we identified and recorded a $659.0 million IPR&D asset relating to tedizolid phosphate. In connection with the acquisition of Adolor in December 2011, we identified and recorded a $117.4 million IPR&D asset relating to bevenopran. In connection with the acquisition of Calixa in December 2009, we identified and recorded $194.0 million as IPR&D assets relating to ceftolozane/tazobactam for cUTI, cIAI, HABP and VABP indications. The fair value of IPR&D is determined using an income approach, including a discount rate applied to after-tax cash flows that are probability-adjusted for assumptions relating to the development and potential commercialization of the program. We believe the assumptions are representative of those a market participant would use in estimating fair value. See Note D., "Business Combinations and Acquisitions," and Note F., "Fair Value Measurements," in the accompanying notes to consolidated financial statements for additional information.

        Development of any of our IPR&D assets requires various levels of internal and external testing, clinical trials and approvals from the FDA or comparable foreign regulatory authorities before they can be commercialized in the U.S. or other territories. The estimated costs to complete each IPR&D project represent management's best estimate of expected costs, but are subject to change based on additional information to be received as development activities advance.

        The estimated research and development cost to complete product candidates includes potential development milestones but excludes contingent consideration milestones. These estimates range from

$30.0 million to $35.0 million for tedizolid phosphate, $165.0 million to $195.0 million for bevenopran, and $225.0 million to $275.0 million for all planned indications of ceftolozane/tazobactam, and utilize significant assumptions with regards to our decision to proceed with the product candidates, successful results in clinical trials, and receipt and timing of regulatory approval.

        The successful development of new pharmaceutical products is subject to numerous risks and uncertainties, including, but not limited to, those set forth in the "Risk Factors" section in Item 1A of this Annual Report on Form 10-K. Given these uncertainties, there can be no assurance that our clinical programs will be successfully developed for the pursued indications or, if successfully developed, that these programs will be developed in the time frames described above. If such development is not successful or completed in a timely manner or is more expensive than currently anticipated, we may not realize the financial benefits expected from our clinical programs or from the related acquisitions as a whole, which could have a material adverse effect on our results of operations.

  IPR&D, Impairment

        The accounting standard for testing indefinite-lived intangible assets for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. If, after assessing the totality of events or circumstances, a company concludes it is more likely than not that the fair value of the indefinite-lived intangible asset exceeds its carrying value, then the company is not required to take further action. A company also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test and may resume performing the qualitative assessment in any subsequent period.

        IPR&D is tested for impairment on an annual basis or more frequently if impairment indicators are present. If IPR&D becomes impaired or is abandoned, the carrying value of the IPR&D is written down to its revised fair value with the related impairment charge recognized in the period in which the impairment occurs. If the carrying value of the asset becomes impaired as the result of unfavorable data from any ongoing or future clinical trial, changes in assumptions that negatively impact projected cash flows, or because of any other information regarding the prospects of successfully developing or commercializing our programs, we could incur significant charges in the period in which the impairment occurs.

        The valuation techniques utilized in performing quantitative impairment tests incorporate significant assumptions and judgments to estimate the fair value. The use of different valuation techniques or assumptions could result in materially different fair value estimates. In the fourth quarter of 2013, we revised the fair value estimate of our bevenopran IPR&D asset to incorporate reduced probabilities of pursuing the program, and our decision to stop the Phase 3 efficacy trials in light of the FDA's planned 2014 Advisory Committee meeting to discuss the potential for elevated cardiovascular events related to mu-opioid antagonists and the enrollment challenges associated with the current design of these Phase 3 efficacy trials. Accordingly, in the year ended December 31, 2013, we recorded an impairment charge of $35.3 million to write down our bevenopran IPR&D asset to its revised fair value. We also recognized an impairment charge of $38.7 million during the year ended December 31, 2012, related to our decision to deprioritize our efforts to develop bevenopran in the EU. We did not recognize any impairment charges related to IPR&D during the year ended December 31, 2011. See Note I., "Goodwill, IPR&D and Other Intangible Assets, Net," and Note F., "Fair Value Measurements," in the accompanying notes to consolidated financial statements for additional information.

  Goodwill

        Goodwill totaled $383.0 million as of December 31, 2013, and relates to our acquisitions of Optimer and Trius in 2013, as well as Adolor in December 2011 and Calixa in December 2009. Goodwill represents the difference between the purchase price and the fair value of the net assets acquired under the acquisition method of accounting for business combinations. Goodwill is not amortized but is evaluated for impairment within our single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of our reporting unit below its carrying amount. We performed step one of the two-step goodwill impairment test by assessing the fair value of our reporting unit as compared to its carrying value, including goodwill. We determined that the carrying value of our single reporting unit did not exceed its fair value, and therefore, goodwill was not impaired as of December 31, 2013. We did not recognize any impairment charges related to goodwill during the years ended December 31, 2013, 2012 and 2011.

  Other Intangible Assets

        Other intangible assets consist of patents, acquired intellectual property, acquired technology rights, manufacturing rights, contract intangibles, and other intangibles with finite lives. We amortize our intangible assets using the straight-line method over their estimated economic lives, which range from nine to 14 years. Determining the economic lives of intangible assets requires us to make significant judgments and estimates and can materially impact our results of operations. Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the manner of use of the acquired assets, overall business strategy, and market and economic trends. Future events could cause management to conclude that impairment indicators exist and that certain long-lived assets are impaired. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group and its eventual disposition to the carrying value of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset. We did not recognize an impairment charge related to our other intangible assets during the years ended December 31, 2013, 2012 and 2011.

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

        In accounting for uncertain tax positions, we recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. The evaluation of uncertain tax positions is based on factors that include, but are not limited to: changes in tax law; the measurement of tax positions taken or expected to be taken in tax returns; the effective settlement of matters subject to audit; and changes in facts or circumstances related to a tax position. Any changes to these estimates, based on the actual results obtained and/or a change in assumptions, could impact our income tax provision in future periods. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as a provision for income tax in the consolidated statement of income. See Note O., "Income Taxes," in the accompanying notes to consolidated financial statements for additional information.

VIII. Stock-Based Compensation

        We expense the fair value of employee stock-based compensation using the straight-line recognition method over the employees' service periods, which are generally the vesting period of the equity award. Compensation expense is measured using the fair value of the award at the grant date, adjusted for estimated forfeitures. In order to determine the fair value of option awards on the grant date, we use the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock price volatility, estimated option life, risk-free interest rate and dividend yield. Our expected stock price volatility assumption is based on the historical volatility of our stock, which is obtained from public data sources. The expected life represents the weighted average period of time that stock-based awards are expected to be outstanding giving consideration to vesting schedules, historical exercise patterns and post-vesting cancellations for terminated employees that have been exhibited historically, adjusted for specific factors that may influence future exercise patterns. The risk-free interest rate is a less subjective assumption as it is based on factual data derived from public sources. We use a dividend yield of zero as we have never paid cash dividends and have no intention to pay cash dividends in the foreseeable future.

        We estimate forfeitures based on our historical experience of pre-vesting cancellations for terminated employees. Our estimated forfeiture rate is applied to all equity awards, which includes option awards and restricted stock units. We believe that our estimates are based on outcomes that are reasonably likely to occur. To the extent actual forfeitures differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. See Note L., "Employee Stock Benefit Plans," in the accompanying notes to consolidated financial statements for additional information.

IX. Contingent Consideration

        Each reporting period, we revalue the contingent consideration obligations associated with certain acquisitions to their fair value and record increases in the fair value as contingent consideration expense and decreases in the fair value as contingent consideration income. Changes in contingent consideration result from changes in the assumptions regarding probabilities of successful achievement of related milestones, the estimated timing in which the milestones are achieved, the discount rate used to estimate the fair value of the liability, and in the case of the Optimer CVR, the market price of the security. Contingent consideration may change significantly as development of our clinical programs in certain indications progress and additional data is obtained, impacting our assumptions. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. See Note F., "Fair Value Measurements," in the accompanying notes to consolidated financial statements for additional information.

Recent Accounting Pronouncements

        In July 2013, the FASB issued an accounting standards update clarifying the presentation of an unrecognized tax benefit when an NOL carryforward, a similar tax loss, or a tax credit carryforward exists. The updated guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward when settlement of the liability for an unrecognized tax benefit in this manner is available. The update is effective prospectively for reporting periods beginning after December 15, 2013, and early adoption and retrospective adoption are permitted. The adoption of this guidance is not expected to have an impact on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We invest our cash in a variety of financial instruments, which may include money market instruments, bank deposits, corporate and municipal notes, U.S. Treasury securities and federal agency securities. These investments are primarily denominated in U.S. dollars. All of our interest-bearing securities are subject to interest rate risk and could change in value if interest rates fluctuate. We currently own securities that are sensitive to market risks as part of our investment portfolio. The primary objective in managing our cash is to preserve capital and provide adequate liquidity to fund operations. None of these market-risk sensitive securities are held for trading purposes.

Interest Rate Risk

        The potential change in the fair value of our fixed-rate investments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. We estimate that such hypothetical adverse 100 basis point movement would result in a decrease in fair value of $2.2 million and $2.3 million on our fixed-rate investments at December 31, 2013 and 2012, respectively. In addition to interest rate risk, we are subject to liquidity and credit risk as it relates to these investments.

Equity Price Risk

        Our Convertible Senior Notes include conversion and settlement provisions that are based on the price of our common stock at conversion or at maturity of the notes. The amount of cash we may be required to pay is determined by the price of our common stock. The fair values of our Convertible Senior Notes are dependent on the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes.

  2018 Notes and 2020 Notes

        The 2018 Notes and 2020 Notes are convertible into common stock at an initial conversion rate of 12.1318 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $82.43 per share of common stock. The 2018 Notes and 2020 Notes will mature on September 1, 2018 and 2020, respectively, unless earlier repurchased or converted in accordance with their terms prior to such date. See Note K., "Debt," in the accompanying notes to consolidated financial statements for additional information. The 2018 Notes and 2020 Notes bear cash interest at an annual rate of 1.125% and 1.875%, respectively, payable on March 1st and September 1st of each year, beginning on March 1, 2014. As of December 31, 2013, the fair value of the 2018 Notes and 2020 Notes was estimated by us to be $403.5 million and $516.8 million, respectively.

  2017 Notes

        The 2017 Notes are convertible into common stock at an initial conversion rate of 34.2759 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $29.18 per share of common stock. The 2017 Notes will mature on November 1, 2017, unless earlier repurchased or converted in accordance with their terms prior to such date. See Note K., "Debt," in the accompanying notes to consolidated financial statements for additional information. The 2017 Notes bear cash interest at an annual rate of 2.50%, payable on May 1st and November 1s of each year, beginning on May 1, 2011. As of December 31, 2013, the fair value of the remaining 2017 Notes was estimated by us to be $550.3 million. As of December 31, 2012, we estimated the fair value of the 2017 Notes to be $699.8 million.

  Convertible Bond Hedge and Warrant Transactions

        To minimize the impact of potential dilution to our common stock upon conversion of the 2018 Notes and 2020 Notes, we entered into convertible bond hedges covering 9,705,442 shares of our common stock. Concurrently with entering into the convertible bond hedge transactions, we entered into warrant transactions whereby we sold warrants to acquire, subject to customary adjustments, 9,705,442 shares of our common stock at an exercise price of approximately $96.43 per share, also subject to adjustment. The convertible bond hedge and warrant transactions associated with the 2018 Notes and 2020 Notes include settlement provisions that are based on the price of our common stock. The amount of cash or number of shares that we may receive from the counterparties to the convertible bond hedges and the number of shares that we may be required to provide to the counterparties to the warrant transactions are also determined by the price of our common stock. The convertible bond hedge transactions have an exercise price of approximately $82.43 per share and are exercisable when and if the 2018 Notes and 2020 Notes are converted. The warrants are exercisable over the 80 trading day period beginning on November 30, 2018 or November 30, 2020, as applicable. See Note K., "Debt," in the accompanying notes to consolidated financial statements for additional information.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Cubist Pharmaceuticals, Inc.
Index to Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Cubist Pharmaceuticals, Inc.

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cubist Pharmaceuticals, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

        As described in Management's Report on Internal Control over Financial Reporting, management has excluded Optimer Pharmaceuticals, Inc. ("Optimer") and Trius Therapeutics, Inc. ("Trius") from its assessment of internal control over financial reporting as of December 31, 2013 because Optimer and Trius were acquired by the Company in purchase business combinations during 2013. We have also excluded Optimer and Trius from our audit of internal control over financial reporting. Optimer and Trius are wholly-owned subsidiaries whose total assets and total revenues represent 2.9% and 1.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 25, 2014

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$91,058	$104,041
Short-term investments	487,500	872,188
Accounts receivable, net	123,155	93,467
Inventory	57,663	41,947
Deferred tax assets, net	52,108	14,190
Prepaid expenses and other current assets	58,285	31,217

Total current assets	869,769	1,157,050
Property and equipment, net	177,544	166,465
In-process research and development	896,400	272,700
Goodwill	383,018	114,130
Other intangible assets, net	721,066	152,830
Long-term investments	—	3,167
Other assets	98,024	66,043

Total assets	$3,145,821	$1,932,385

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,877	$45,603
Accrued liabilities	245,078	163,633
Short-term deferred revenue	6,411	6,784
Short-term contingent consideration	20,428	38,998
Other current liabilities	7,034	3,500

Total current liabilities	310,828	258,518
Long-term deferred revenue	31,010	34,091
Long-term deferred tax liabilities, net	357,802	103,081
Long-term contingent consideration	202,894	150,215
Long-term debt, net	817,830	367,811
Other long-term liabilities	31,726	27,921

Total liabilities	1,752,090	941,637
Commitments and contingencies (Notes C, D, K, M and O)
Stockholders' equity:
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 150,000,000 shares; 74,428,087 and 64,713,695 shares issued and outstanding as of December 31, 2013 and 2012, respectively	74	65
Additional paid-in capital	1,362,240	940,969
Accumulated other comprehensive income (loss)	215	(59)
Retained earnings	31,202	49,773

Total stockholders' equity	1,393,731	990,748

Total liabilities and stockholders' equity	$3,145,821	$1,932,385

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	For the Years Ended December 31,
	2013	2012	2011
Revenues:
U.S. product revenues, net	$971,196	$849,371	$701,367
International product revenues	61,237	50,454	36,658
Service revenues	12,287	23,249	6,725
Other revenues	9,722	3,285	9,222

Total revenues, net	1,054,442	926,359	753,972

Costs and expenses:
Cost of product revenues	260,310	230,057	172,864
Research and development	477,740	277,729	184,533
Impairment charges	55,300	38,700	—
Contingent consideration	(47,577)	(29,021)	91,537
Selling, general and administrative	257,940	171,788	163,228
Restructuring charges	24,319	—	9,279

Total costs and expenses	1,028,032	689,253	621,441

Operating income	26,410	237,106	132,531
Other income (expense), net:
Interest income	2,438	3,076	2,670
Interest expense	(37,602)	(32,991)	(31,415)
Other income (expense)	(34,890)	(7,595)	1,003

Total other income (expense), net	(70,054)	(37,510)	(27,742)
(Loss) income before income taxes	(43,644)	199,596	104,789
(Benefit) provision for income taxes	(25,073)	45,521	71,766

Net (loss) income	$(18,571)	$154,075	$33,023

Basic net (loss) income per common share	$(0.27)	$2.42	$0.54
Diluted net (loss) income per common share	$(0.27)	$2.10	$0.52
Shares used in calculating:
Basic net (loss) income per common share	68,160,798	63,766,209	60,839,128
Diluted net (loss) income per common share	68,160,798	81,444,658	62,937,141

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Net (loss) income	$(18,571)	$154,075	$33,023

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	197	126	(256)
Foreign currency translation adjustment	77	—	—

Total other comprehensive income (loss)	274	126	(256)

Comprehensive (loss) income	$(18,297)	$154,201	$32,767

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(18,571)	$154,075	$33,023
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on extinguishment of convertible debt, including write-off of debt issuance costs	12,592	4,280	—
Depreciation and amortization	43,194	33,279	12,508
Amortization and accretion of investments	10,748	9,103	7,463
Amortization of debt discount and debt issuance costs, excluding write-off of debt issuance costs	23,381	18,924	20,275
Premium paid for convertible subordinated debt repurchase	—	(39,672)	—
Deferred income taxes	(38,984)	(32,942)	8,717
Stock-based compensation	32,357	25,702	19,368
Contingent consideration	(47,577)	(29,021)	91,537
Payment of contingent consideration	(24,254)	(17,408)	(23,209)
Impairment charges	55,300	38,700	—
Other non-cash	(2,554)	15,304	6,703
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(19,309)	(5,667)	(21,970)
Inventory	(11,758)	(11,531)	(9,999)
Prepaid expenses and other current assets	(14,964)	5,483	(10,536)
Other assets	207	3,558	(4,425)
Accounts payable and accrued liabilities	17,702	36,764	51,341
Deferred revenue and other liabilities	(1,101)	6,719	19,573

Total adjustments	34,980	61,575	167,346

Net cash provided by operating activities	16,409	215,650	200,369

Cash flows from investing activities:
Acquisition of business, net of acquired cash	(1,211,000)	—	(200,659)
Purchases of property and equipment	(15,509)	(18,129)	(100,068)
Purchases of investments	(980,264)	(1,529,281)	(1,406,763)
Proceeds from maturities of investments	1,439,148	1,314,993	1,267,945
Payment for purchase option	(20,000)	—	—

Net cash used in investing activities	(787,625)	(232,417)	(439,545)

Cash flows from financing activities:
Payment of contingent consideration	(15,746)	(12,592)	(16,791)
Issuance of common stock	39,066	36,127	61,555
Excess tax benefit on stock-based awards	17,711	10,787	18,076
Extinguishment of convertible debt	—	(109,218)	—
Proceeds from issuance of convertible debt	800,000	—	—
Payment of debt issuance costs	(25,156)	(1,914)	—
Proceeds from issuance of warrants	121,675	—	—
Purchase of convertible bond hedge	(179,390)	—	—

Net cash provided by (used in) financing activities	758,160	(76,810)	62,840

Net decrease in cash and cash equivalents	(13,056)	(93,577)	(176,336)
Effect of changes in foreign exchange rates on cash balances	73	—	985
Cash and cash equivalents at beginning of year	104,041	197,618	372,969

Cash and cash equivalents at end of year	$91,058	$104,041	$197,618

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash paid during the year for:
Interest, net of amounts capitalized	$8,485	$12,441	$11,318
Income taxes	$20,350	$49,685	$41,770
Supplemental disclosures of non-cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment	$(5,242)	$(4,354)	$(919)
Contingent consideration portion of purchase price (see Note D.)
Fair value of assets acquired and liabilities assumed through acquisitions (see Note D.)
Issuance of common stock upon conversion of convertible debt (see Note K.)

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit)/ Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2010	59,344,957	$59	$800,618	$71	$(137,325)	$663,423
Comprehensive (loss) income	—	—	—	(256)	33,023	32,767
Exercise of stock options and vesting of RSUs	2,951,672	3	57,588	—	—	57,591
Shares issued in connection with employee stock purchase plan and 401(k) plan	340,826	1	8,553	—	—	8,554
Tax benefit on stock-based awards	—	—	18,076	—	—	18,076
Stock-based compensation	3,447	—	19,446	—	—	19,446

Balance at December 31, 2011	62,640,902	63	904,281	(185)	(104,302)	799,857

Comprehensive income	—	—	—	126	154,075	154,201
Equity component of convertible subordinated and convertible senior debt	—	—	(40,343)	—	—	(40,343)
Exercise of stock options and vesting of RSUs	1,857,578	2	32,524	—	—	32,526
Shares issued in connection with employee stock purchase plan and 401(k) plan	211,925	—	7,923	—	—	7,923
Tax benefit on stock-based awards	—	—	10,787	—	—	10,787
Stock-based compensation	3,290	—	25,797	—	—	25,797

Balance at December 31, 2012	64,713,695	65	940,969	(59)	49,773	990,748

Comprehensive income (loss)	—	—	—	274	(18,571)	(18,297)
Sale of warrants	—	—	121,675	—	—	121,675
Purchase of convertible bond hedge, net of tax	—	—	(113,379)	—	—	(113,379)
Reacquisition of equity component of convertible debt upon conversion, net of tax	—	—	(277,491)	—	—	(277,491)
Issuance of common stock upon conversion of convertible debt	7,580,923	8	483,211	—	—	483,219
Equity component of convertible debt issuance, net of tax and issuance costs	—	—	113,053	—	—	113,053
Exercise of stock options and vesting of restricted stock units	1,974,118	1	36,695	—	—	36,696
Shares issued in connection with employee stock purchase plan and 401(k) plan	159,351	—	7,298	—	—	7,298
Tax benefit on stock-based awards	—	—	17,711	—	—	17,711
Stock-based compensation	—	—	32,498	—	—	32,498

Balance at December 31, 2013	74,428,087	$74	$1,362,240	$215	$31,202	$1,393,731

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. NATURE OF BUSINESS

        Cubist Pharmaceuticals, Inc. ("Cubist" or "the Company") is a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of novel therapies to treat serious medical conditions in acutely-ill patients who are hospitalized or are being treated in other acute care settings. Cubist has three marketed products, CUBICIN® (daptomycin for injection), DIFICID® (fidaxomicin) and ENTEREG® (alvimopan). In addition, Cubist has four late-stage product candidates: tedizolid phosphate, ceftolozane/tazobactam, surotomycin and bevenopran.

        CUBICIN is a once-daily, bactericidal, intravenous antibiotic with activity against methicillin-resistant Staphylococcus aureus (S. aureus), or MRSA. CUBICIN is approved in the United States, or U.S., European Union, or EU, Japan and various other countries for the treatment of certain Gram-positive bacteria and for certain bloodstream infections. DIFICID is approved in the U.S. for the treatment of Clostridium difficile-associated diarrhea, or CDAD, and in Europe (where it has the trade name DIFICLIR®), Australia, Canada and other countries for the treatment of Clostridium difficile-infection, or CDI. ENTEREG is approved in the U.S. to accelerate upper and lower gastrointestinal, or GI, recovery following surgeries that include partial bowel resections with primary anastomosis. ENTEREG is not approved for marketing outside of the U.S.

        On October 24, 2013, Cubist acquired Optimer Pharmaceuticals, Inc., or Optimer, and with it, obtained rights to the marketed product, DIFICID. On September 11, 2013, Cubist acquired Trius Therapeutics, Inc., or Trius, and with it, obtained rights to the late-stage product candidate, tedizolid phosphate. See Note D., "Business Combinations and Acquisitions," for additional information.

        Cubist is subject to risks common to companies in the pharmaceutical industry including, but not limited to, risks related to the development by Cubist or its competitors of research and development stage products, the ability to market products or services, the Company's ability to attract and retain key personnel, the market acceptance of its products, the size of the market for its products, the Company's dependence on key suppliers, the ability to manufacture and supply sufficient quantities of its products and product candidates to meet commercial and clinical demand, the protection, enforcement and maintenance of the Company's patents and other proprietary technology, including in connection with the notice letters Cubist received from Strides, Inc., on behalf of Agila Specialties Private Limited, collectively Strides, and Hospira, Inc., or Hospira, in connection with which Strides and Hospira are seeking approval to market generic versions of CUBICIN, the Company's ability to obtain additional financing and the Company's compliance with governmental and other regulations. See Note M., "Commitments and Contingencies," for additional information.

B. ACCOUNTING POLICIES

Basis of Presentation and Consolidation

        The accompanying consolidated financial statements have been prepared under accounting principles generally accepted in the U.S., or GAAP and include the accounts of Cubist and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The assets acquired and liabilities assumed in connection with the Company's acquisitions of Optimer and Trius were recorded at their fair values as of October 24, 2013, and September 11, 2013, respectively, the dates of acquisition. The operating results of Optimer and Trius have been consolidated with those of Cubist from the dates of acquisition. See Note D., "Business Combinations and Acquisitions," for additional information.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires extensive use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. The most significant assumptions are employed in estimates used in determining values of: inventory; investments; acquisition-date fair value and subsequent fair value estimates used to assess impairment of long-lived assets, including goodwill, in-process research and development, or IPR&D, and other intangible assets; accrued clinical research costs; contingent consideration; income taxes; stock-based compensation; product rebate, chargeback and return accruals; as well as in estimates used in accounting for contingencies and revenue recognition. Actual results could differ from these estimates.

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

        The fair value hierarchy level is determined by asset class based on the lowest level of significant input. In periods of market inactivity, the observability of prices and inputs may be reduced for certain instruments. This condition could cause an instrument to be reclassified between levels. During the year ended December 31, 2013, there were no transfers between levels.

        The carrying amounts of Cubist's cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these amounts. Short-term and long-term investments primarily consist of available-for-sale securities as of December 31, 2013 and 2012, and are carried at fair value.

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

Concentration of Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, investments and accounts receivable. The Company's cash and cash equivalents are held with several major financial institutions. The Company's investments are restricted, in accordance with its investment policy, to a concentration limit per institution.

        Cubist's accounts receivable, net at December 31, 2013 and 2012, represent amounts due to the Company from customers, including AmerisourceBergen Drug Corporation, Cardinal Health, Inc. and McKesson Corporation. Cubist performs ongoing credit evaluations of its customers, including key wholesalers and distributors, and generally does not require collateral. For the year ended December 31, 2013, Cubist did not have any significant write-offs of accounts receivable and its days sales outstanding has not significantly changed since December 31, 2012.

	Percentage of Total Accounts Receivable Balance as of December 31,
	2013	2012
AmerisourceBergen Drug Corporation	18%	22%
Cardinal Health, Inc.	17%	18%
McKesson Corporation	18%	20%

	Percentage of Total Net Revenues for the Years Ended December 31,
	2013	2012	2011
AmerisourceBergen Drug Corporation	19%	20%	21%
Cardinal Health, Inc.	17%	18%	21%
McKesson Corporation	18%	18%	17%

        The Company depends on a single-source supplier of the active pharmaceutical ingredient, or API, in CUBICIN, and two suppliers to provide fill-finish services related to the manufacture of CUBICIN.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

If any of the Company's suppliers were to limit or terminate production, or otherwise fail to meet the quality or delivery requirements needed to supply CUBICIN at levels to meet market demand, the Company could experience a loss of revenue, which could materially and adversely impact its results of operations.

Inventory

        Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. The Company analyzes its inventory levels on a quarterly basis and writes down inventory that is expected to expire prior to being sold, inventory in excess of expected sales requirements and inventory that fails to meet commercial sale specifications, with a corresponding charge to cost of product revenues. The Company disposes of its expired inventory. Inventory that is in excess of the amount expected to be sold within one year is classified as long-term inventory and is included in other assets within the consolidated balance sheets.

        The Company capitalizes inventory produced for commercial sales, including inventory produced for potential sales of a product candidate when it considers the probability of a product candidate's regulatory approval to be high and expects the future economic benefit from sales of the product to be realized. Inventory capitalization is assessed on a product-by-product basis, and begins either on or after the date the New Drug Application, or NDA, is accepted for filing by the U.S. Food and Drug Administration, or FDA, or an international equivalent. Determining whether or not to continue to record the commercial supply costs related to a product candidate as research and development expenses or to capitalize these costs as inventory involves significant judgment. The Company will assess the costs capitalized prior to regulatory approval each quarter for indicators of impairment, such as reduced likelihood of approval.

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

        Costs for capital assets not yet placed into service have been capitalized as construction-in-progress and will be depreciated in accordance with the above guidelines once placed into service. Costs for repairs and maintenance are expensed as incurred, while major betterments are capitalized. The Company capitalizes interest cost incurred on funds used to construct property and equipment. The capitalized interest is recorded as part of the asset to which it relates and is depreciated over the asset's estimated useful life. When assets are retired or otherwise disposed of, the assets and related

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

allowances for depreciation or amortization are eliminated from the consolidated balance sheets and any resulting gain or loss is reflected in the consolidated statements of income.

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

        The projected discounted cash flow models used to estimate the fair values of the Company's IPR&D reflect significant assumptions regarding the estimates a market participant would make in order to evaluate a drug development asset, including: (i) probability of successfully completing clinical trials and obtaining regulatory approval; (ii) market size, market growth projections, and market share; (iii) estimates regarding the timing of and the expected costs to advance Cubist's clinical programs to commercialization; (iv) estimates of future cash flows from potential product sales; and (v) a discount rate.

        The accounting standard for testing indefinite-lived intangible assets for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. If, after assessing the totality of events or circumstances, a company concludes it is more likely than not that the fair value of the indefinite-lived intangible asset exceeds its carrying value, then the company is not required to take further action. A company also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test and may resume performing the qualitative assessment in any subsequent period.

        IPR&D is tested for impairment on an annual basis or more frequently if impairment indicators are present. If IPR&D becomes impaired or is abandoned, the carrying value of the IPR&D is written down to its revised fair value with the related impairment charge recognized in the period in which the impairment occurs. If the carrying value of the asset becomes impaired as the result of unfavorable data from any ongoing or future clinical trial, changes in assumptions that negatively impact projected cash flows, or because of any other information regarding the prospects of successfully developing or commercializing the Company's programs, Cubist could incur significant charges in the period in which the impairment occurs. The valuation techniques utilized in performing quantitative impairment tests incorporate significant assumptions and judgments to estimate the fair value. The use of different valuation techniques or assumptions could result in materially different fair value estimates. The Company recorded impairment charges of $35.3 million and $38.7 million during the years ended December 31, 2013 and 2012, respectively, to write down its bevenopran IPR&D asset to its revised fair value. See Note I., "Goodwill, IPR&D and Other Intangible Assets, Net," and Note F., "Fair Value Measurements," for additional information. Cubist did not recognize any impairment charges related to IPR&D during the year ended December 31, 2011.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

Goodwill

        Goodwill relates to amounts that arose in connection with the acquisitions of Optimer and Trius in 2013, as well as Adolor Corporation, or Adolor, in 2011, and Calixa Therapeutics Inc., or Calixa, in 2009. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. Goodwill is not amortized but is evaluated for impairment within the Company's single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company's reporting unit below its carrying amount. Cubist performed step one of the two-step goodwill impairment test by assessing the fair value of its reporting unit as compared to its carrying value, including goodwill. The Company determined that the carrying value of its single reporting unit did not exceed its fair value, and therefore, goodwill was not impaired as of December 31, 2013. The Company did not recognize any impairment charges related to goodwill during the years ended December 31, 2013, 2012 and 2011.

Other Intangible Assets

        Other intangible assets consist of patents, acquired intellectual property, acquired technology rights, manufacturing rights, contract intangibles, and other intangibles with finite lives. The Company amortizes its intangible assets using the straight-line method over their estimated economic lives, which range from nine to 14 years. The fair values of patents obtained through an acquisition transaction are capitalized and amortized over the lesser of the patent's remaining legal life or its useful life. Costs to obtain, maintain and defend the Company's patents are expensed as incurred. Cubist evaluates the potential impairment of other intangible assets if events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group and its eventual disposition to the carrying value of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset. Cubist did not recognize an impairment charge related to other intangible assets during the years ended December 31, 2013, 2012 and 2011.

Revenue Recognition

        The Company's principal sources of revenue during the reporting period were: (i) product sales of CUBICIN, DIFICID and ENTEREG in the U.S.; (ii) revenues derived from sales of CUBICIN and DIFICID by Cubist's international distribution partners; (iii) license fees and milestone payments that are derived from collaboration, license and commercialization agreements with other biopharmaceutical companies; and (iv) prior to Cubist's acquisition of Optimer, service revenues derived from Cubist's co-promotion agreement with Optimer for the promotion and support of DIFICID in the U.S., which was terminated on October 24, 2013, as a result of Cubist's acquisition of Optimer. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and collectibility of the resulting receivable is reasonably assured.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

Multiple-Element Arrangements

        Cubist accounts for revenue arrangements with multiple elements entered into or materially modified after January 1, 2011, by separating and allocating consideration according to the relative selling price of each deliverable. The selling price of deliverables under the arrangement may be derived using a "best estimate of selling price" if vendor-specific objective evidence and third-party evidence is not available. Deliverables under the arrangement will be separate units of accounting, provided (i) a delivered item has value to the customer on a standalone basis; and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company's control.

        Cubist's other license and collaboration agreements continue to be accounted for under previously-issued revenue recognition guidance for multiple-element arrangements. Under this guidance, the Company recognizes non-refundable upfront license payments as revenue upon receipt if the license has standalone value and the fair value of the undelivered obligations, if any, can be determined. If the license is considered to have standalone value but the fair value of any of the undelivered items cannot be determined, the license payments are recognized as revenue over the period of Cubist's performance for such undelivered items or services. License fees with ongoing involvement or performance obligations are recorded as deferred revenue once received, and generally are recognized ratably over the period of such performance obligation only after both the license period has commenced and the technology has been delivered by Cubist.

U.S. Product Revenues, net

        All revenues from product sales are recorded net of applicable provisions for returns, chargebacks, discounts, wholesaler management fees, government and commercial rebates, and other applicable allowances in the same period the related sales are recorded.

        Gross U.S. product revenues were offset by provisions for the years ended December 31, 2013, 2012 and 2011, as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(in thousands)
Gross U.S. product revenues	$1,116,870	$977,874	$802,457
Provisions offsetting U.S. product revenues
Contractual adjustments	(61,448)	(55,331)	(45,093)
Governmental rebates	(84,226)	(73,172)	(55,997)

Total provisions, net offsetting U.S. product revenues	(145,674)	(128,503)	(101,090)

U.S. product revenues, net	$971,196	$849,371	$701,367

        Certain product sales qualify for rebates or discounts from standard list pricing due to government sponsored programs or other contractual agreements. Contractual adjustments include provisions for returns, pricing and early payment discounts extended to the Company's external customers, as well as wholesaler distribution fees, volume-based rebates and other commercial rebates. The Company allows customers to return product within a specified period prior to and subsequent to the product's

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

expiration date and in the event of certain circumstances, such as a product recall. The estimate of the provision for returns is analyzed quarterly and is based upon many factors, including historical experience of actual returns, analysis of the level of inventory in the distribution channel, if any, and reorder rates of end users. In certain circumstances, for example, in the event of a product recall or similar circumstance outside of the customers' control, Cubist may issue the customer replacement product for product returned. In these limited circumstances, expected costs of the replacement product are recognized within cost of product revenues, whereas expected refunds or credits granted to the customer are recognized as revenue deductions at full sales value within provisions for product returns.

        Governmental rebates represent estimated amounts for government-mandated rebates and discounts relating to federal and state programs, such as Medicaid, the Veterans' Administration and Department of Defense programs, the Medicare Part D Coverage Gap Discount Program and certain other qualifying federal and state government programs. Estimates and assumptions for reserves are analyzed quarterly. Reserves for government and commercial rebates and chargebacks represent the Company's estimates of outstanding claims for end-user rebate-eligible sales that have occurred, but for which related claim submissions have not been received. The estimates are based on an analysis of customer sales mix data, prior claims history and third-party studies to determine which sales may flow through to a rebate- or chargeback-eligible customer.

        Effective March 23, 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education reconciliation Act of 2010, or the Affordable Care Act, extended Medicaid rebates to drug volume issued to Medicaid patients whose drug coverage is managed by managed care organizations, or MCOs, under individual agreements with states. The Company accrues for the expected liability at the time it records the sale; however, the time lag between sale and payment of Medicaid program rebates and Medicare coverage gap discount program rebates can be lengthy. In addition, the Company continues to experience delays in billing by certain state authorities under the MCO plans. As a result, in any particular period, Medicaid and Medicare rebate adjustments may incorporate revisions of accruals for several periods.

        Reserves for returns, discounts, chargebacks, wholesaler management fees and doubtful accounts are offset against accounts receivable and were $16.0 million and $9.2 million at December 31, 2013 and 2012, respectively. Reserves for governmental and commercial rebates are included in accrued liabilities and were $18.6 million and $20.6 million at December 31, 2013 and 2012, respectively. The Company reversed $18.0 million of revenue reserves during the year ended December 31, 2013, which includes $10.0 million related to Medicaid program rebate reserves that had been accrued since the enactment of the Affordable Care Act. The change in estimate for Medicaid rebates was based on receipt of claims information from certain state governments and other additional data during 2013, as a result of lower than estimated usage of CUBICIN by MCOs.

International Product Revenues

        The Company's principal sources of international product revenues during the period were sales of CUBICIN and DIFICID to international distribution partners. Sales with international distribution partners are based upon contractually predetermined transfer price arrangements. Once Cubist's distribution partner sells the product to a third party, Cubist may also be owed an additional payment or royalty. Certain agreements with the Company's distribution partners contain multiple elements in which Cubist has continuing performance obligations. In such arrangements in which the Company

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

determined that the undelivered elements in each arrangement did not have objective evidence of fair value, payments from distribution partners are recorded as deferred revenue. The Company amortizes deferred revenue to international product revenue over the remaining performance obligation. Total deferred revenue related to international product revenues was $20.5 million and $20.4 million at December 31, 2013 and 2012, respectively.

Service Revenues

        Service revenues for the years ended December 31, 2013, 2012 and 2011, were $12.3 million, $23.2 million and $6.7 million, respectively. Service revenues represent the ratable recognition of the quarterly service fee earned in accordance with the co-promotion agreement with Optimer, which the Company entered into in April 2011 and terminated in October 2013, as described in Note D., "Business Combinations and Acquisitions." In addition, service revenues during the year ended December 31, 2012, include $8.5 million related to a bonus payment received from Optimer for the achievement of an annual sales target and Cubist's portion of Optimer's gross profits on net sales of DIFICID in the U.S. that exceeded the annual sales target for the first sales year, as stipulated in the co-promotion agreement.

Other Revenues

        Other revenues include revenue related to upfront license payments, license fees and milestone payments received through Cubist's license, collaboration and commercialization agreements. Milestone payments received in accordance with these agreements and in which there are continuing performance obligations are recognized under accounting guidance for milestone payments. Consideration for an event that meets the definition of a milestone in accordance with the accounting guidance for the milestone method of revenue recognition is recognized as revenue in its entirety in the period in which the milestone is achieved only if all of the following conditions are met, and therefore, the milestone is considered substantive: (i) the milestone is commensurate with either Cubist's performance to achieve the milestone or the enhancement of the value of the delivered item as a result of a specific outcome resulting from the Company's performance to achieve the milestone; (ii) the consideration relates solely to past performance; and (iii) the amount of the milestone consideration is reasonable relative to all of the deliverables and payment terms, including other potential milestone consideration, within the arrangement. Otherwise, the milestone payments are not considered to be substantive and are, therefore, recognized as revenue as Cubist completes its remaining performance obligations. Total deferred revenue related to other revenues was $16.9 million and $20.5 million at December 31, 2013 and 2012, respectively.

Research and Development

        Research and development costs, including upfront fees and milestones paid to collaborators who are performing research and development activities under contractual agreement with the Company, are expensed as incurred if no planned alternative future use exists for the technology and if the payment is not payment for future services. The Company defers and capitalizes its nonrefundable advance payments that are for research and development activities until the related goods are delivered or the related services are performed. When the Company is reimbursed by a collaboration partner for work the Company performs, it records the costs incurred as research and development expenses and the related reimbursement as a reduction to research and development expenses in its consolidated

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

statement of income. Research and development expenses primarily consist of employee-related expenses, clinical and non-clinical activities performed by contract research organizations, or CROs, lab services, purchases of drug product materials, manufacturing development costs, general overhead and facilities, and upfront and milestone payments related to the licensing or purchase of research and development assets that did not qualify as business combinations.

Stock-Based Compensation

        The Company expenses the fair value of employee stock-based compensation using the straight-line recognition method over the employees' service periods, which are generally the vesting period of the equity award. Compensation expense is measured using the fair value of the award at the grant date, adjusted for estimated forfeitures. In order to determine the fair value of each option award on the grant date, the Company uses the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock price volatility, estimated option life, risk-free interest rate and dividend yield. Cubist's expected stock price volatility assumption is based on the historical volatility of the Company's stock price, which is obtained from public data sources. In prior years, the Company also utilized peer group data to derive its expected stock price volatility. Expected stock price volatility is determined based on the instrument's expected term. The expected life represents the weighted average period of time that stock-based awards are expected to be outstanding giving consideration to vesting schedules, historical exercise patterns and post-vesting cancellations for terminated employees that have been exhibited historically, adjusted for specific factors that may influence future exercise patterns. The risk-free interest rate is a less subjective assumption as it is based on factual data derived from public sources. Cubist uses a dividend yield of zero as it has never paid cash dividends and has no intention of paying cash dividends in the foreseeable future.

        The Company estimates forfeitures of awards based on its historical experience of pre-vesting cancellations for terminated employees. Its estimated forfeiture rate is applied to all equity awards, which includes option awards and restricted stock units. The Company believes that its estimates are based on outcomes that are reasonably likely to occur. To the extent actual forfeitures differ from its estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised. See Note L., "Employee Stock Benefit Plans," for additional information.

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

        The Company recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. The evaluation of uncertain tax positions is based on factors that include, but are not limited to: changes in tax law; the measurement of tax positions taken or

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

expected to be taken in tax returns; the effective settlement of matters subject to audit; and changes in facts or circumstances related to a tax position. Any changes to these estimates, based on the actual results obtained and/or a change in assumptions, could impact the Company's income tax provision in future periods. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as a provision for income tax in the consolidated statements of income. See Note O., "Income Taxes," for additional information.

Basic and Diluted Net (Loss) Income Per Common Share

        Basic net (loss) income per common share has been computed by dividing net (loss) income by the weighted average number of shares outstanding during the period. Diluted net (loss) income per share has been computed by dividing diluted net (loss) income by the diluted number of shares outstanding during the period. Except where the result would be antidilutive to income from continuing operations, diluted net (loss) income per share has been computed assuming the conversion of convertible obligations and the elimination of the interest expense related to the Company's 2.25% convertible subordinated notes due June 2013, or 2013 Notes, 2.50% convertible senior notes due 2017, or 2017 Notes, 1.125% convertible senior notes due 2018, or 2018 Notes, 1.875% convertible senior notes due 2020, or 2020 Notes, the exercise of stock options, the exercise of warrants issued in connection with the convertible bond hedge transactions discussed below, and the vesting of restricted stock units, or RSUs, as well as their related income tax effects. In 2012, Cubist retired the remainder of its 2013 Notes.

        In September 2013, in connection with the issuance of the 2018 Notes and 2020 Notes, the Company entered into convertible bond hedge transactions, or convertible bond hedges. The convertible bond hedges are not considered for purposes of calculating the number of diluted shares outstanding, as their effect would be antidilutive. The convertible bond hedges are generally expected, but not guaranteed, to reduce the potential dilution and/or offset the cash payments Cubist is required to make upon conversion of the 2018 Notes and 2020 Notes. See Note K., "Debt," for additional information.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

        The following table sets forth the computation of basic and diluted net (loss) income per common share:

	For the Years Ended December 31,
	2013	2012	2011
	(in thousands, except share and per share data)
Basic net (loss) income	$(18,571)	$154,075	$33,023
Effect of dilutive securities:
Interest on 2017 Notes, net of tax	—	7,088	—
Debt issuance costs related to 2017 Notes, net of tax	—	936	—
Debt discount amortization related to 2017 Notes, net of tax	—	8,705	—

Diluted net (loss) income	$(18,571)	$170,804	$33,023

Shares used in calculating basic net (loss) income per common share	68,160,798	63,766,209	60,839,128
Effect of dilutive securities:
Options to purchase shares of common stock and RSUs	—	2,254,294	2,098,013
2017 Notes payable convertible into shares of common stock	—	15,424,155	—

Shares used in calculating diluted net (loss) income per common share	68,160,798	81,444,658	62,937,141

Basic net (loss) income per share	$(0.27)	$2.42	$0.54
Diluted net (loss) income per share	$(0.27)	$2.10	$0.52

        Potential shares of common stock excluded from the calculation of diluted net (loss) income per share as their inclusion would have been antidilutive, were:

	For the Years Ended December 31,
	2013	2012	2011
Options to purchase shares of common stock and RSUs	8,360,441	2,449,796	1,962,363
Warrants	9,705,442	—	—
2020 Notes convertible into shares of common stock	5,459,311	—	—
2018 Notes convertible into shares of common stock	4,246,131	—	—
2017 Notes convertible into shares of common stock	7,842,943	—	15,424,155
2013 Notes convertible into shares of common stock	—	1,962,273	3,549,377

Accumulated Other Comprehensive Income

        In February 2013, the Financial Accounting Standards Board, or FASB, issued amended accounting guidance for reporting accumulated other comprehensive income. The amendments require a company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, a company is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The Company adopted this guidance on January 1, 2013. The Company had de minimis realized gains or losses from sales of its available-for-sale securities and did not reclassify any amounts out of accumulated other comprehensive income during the year ended December 31, 2013.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

Subsequent Events

        Cubist considers events or transactions that have occurred after the balance sheet date of December 31, 2013, but prior to the filing of the financial statements with the Securities and Exchange Commission, or SEC, to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. Subsequent events have been evaluated through the filing of the financial statements accompanying this Annual Report on Form 10-K.

Recent Accounting Pronouncements

        In July 2013, the FASB issued an accounting standards update clarifying the presentation of an unrecognized tax benefit when an NOL carryforward, a similar tax loss, or a tax credit carryforward exists. The updated guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward when settlement of the liability for an unrecognized tax benefit in this manner is available. The update is effective prospectively for reporting periods beginning after December 15, 2013, and early adoption and retrospective adoption are permitted. The adoption of this guidance is not expected to have an impact on the Company's consolidated financial statements.

C. BUSINESS AGREEMENTS

CUBICIN Agreements

Novartis AG

        In October 2003, Cubist entered into a license agreement and a manufacturing and supply agreement with Chiron Healthcare Ireland Ltd., or Chiron, for the development and commercialization of CUBICIN in Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. After the acquisition of Chiron by Novartis AG, or Novartis, in 2006, the license agreement and manufacturing and supply agreement were assigned to a subsidiary of Novartis. During each of the years ended December 31, 2013 and 2011, the Company received a $5.0 million sales milestone payment as a result of Novartis achieving a predetermined level of aggregate sales to third parties. Cubist recognized these sales milestones as other revenue upon achievement. Under the license agreement, Cubist is eligible to receive from Novartis' subsidiary additional remaining milestone payments of up to $15.0 million upon Novartis achieving certain sales milestones. Under the manufacturing and supply agreement, Novartis' subsidiary pays Cubist a transfer price for CUBICIN, and under the license agreement, Novartis' subsidiary pays Cubist royalty payments, net of the transfer price, based on Novartis' sales of CUBICIN. Unless terminated earlier, in accordance with its terms, the license agreement expires on the later of: (a) expiration of the last-to-expire of the CUBICIN patents owned by Cubist or jointly-owned by Cubist and Novartis' subsidiary; (b) the date on which there no longer exists a claim of a pending CUBICIN patent application owned by Cubist or jointly-owned by Cubist and Novartis' subsidiary; and (c) the earlier of: (i) generic daptomycin sales reaching a specified percentage of the total market share for all daptomycin sales in Novartis' territory, and (ii) June 30, 2020.

Eli Lilly & Co.

        Cubist licensed the exclusive worldwide rights to develop, manufacture and market daptomycin, the active ingredient in CUBICIN from Eli Lilly & Co., or Eli Lilly, pursuant to an amended and restated

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C. BUSINESS AGREEMENTS (Continued)

October 2000 license agreement. Cubist is required to pay royalties to Eli Lilly on worldwide sales of CUBICIN. In July 2003 and March 2005, Cubist entered into amendments to the restated license agreement and issued to Eli Lilly an aggregate 2,599,792 shares of common stock valued at an aggregate of $28.0 million in consideration for single-digit reductions in the royalty rates payable to Eli Lilly. In September 2003, Cubist issued 38,922 shares of common stock valued at $0.5 million as a milestone payment to Eli Lilly upon Cubist receiving FDA approval for the commercial sale of CUBICIN. The aggregate payments of $28.5 million were recorded as intangible assets within the consolidated balance sheets and are being amortized through 2016, which was the estimated remaining life of the license agreement with Eli Lilly on the dates of the transactions. The amortization of these intangible assets is included in cost of product revenues within the consolidated statements of income.

        As of December 31, 2013, in addition to the milestone payments made in stock, Cubist has made payments to Eli Lilly of approximately $588.6 million for royalties on sales of CUBICIN, which were paid in cash. Unless terminated earlier in accordance with its terms, Cubist's license agreement with Eli Lilly expires on the later of: (a) the expiration of the last-to-expire of the patents assigned or licensed under the agreement; and (b) the end of the tenth year from the date of first sale of CUBICIN in any of the U.S., Canada, Japan, the United Kingdom, or UK, Germany, France, Italy, Spain, Switzerland, Netherlands or Belgium in which know-how royalties are due under the agreement.

DIFICID Agreements

Astellas Pharma Europe Ltd.

        In connection with the Company's acquisition of Optimer in October 2013, Cubist acquired a collaboration and license agreement and a supply agreement, which were entered into by Optimer and Astellas Pharma Europe Ltd., or Astellas Europe, in February 2011. Under the terms of the collaboration and license agreement, Astellas Europe was granted an exclusive, royalty-bearing license to develop and commercialize fidaxomicin, the active ingredient in DIFICID, in Europe and certain other countries, or the Astellas Territory. Cubist is the exclusive supplier of fidaxomicin for Astellas Europe's development and commercialization activities in the Astellas Territory, for which supply Astellas Europe is obligated to pay Cubist an amount equal to cost plus an agreed upon margin.

        In March 2011, Astellas Europe paid Optimer an upfront fee of $69.2 million under the terms of the agreement. In June 2012, Astellas Europe paid Optimer 50.0 million euros, which consisted of a regulatory approval milestone payment of 40.0 million euros and a milestone payment for the first commercial launch of DIFICLIR in an Astellas Territory of 10.0 million euros. Cubist is eligible to receive additional remaining milestone payments totaling up to 65.0 million euros if certain sales milestones are achieved. In addition, Cubist is entitled to receive escalating double-digit royalties ranging from the high teens to low twenties on net sales of fidaxomicin products in the Astellas Territory, which royalties are subject to reduction in certain, limited circumstances. The agreements expire on a product-by-product and country-by-country basis when a generic product accounts for a specified market share of the applicable fidaxomicin product in the applicable country.

Par Pharmaceutical, Inc.

        In connection with the Company's acquisition of Optimer, Cubist is obligated, under the terms of a January 2007 buy-back agreement entered into by Optimer and Par Pharmaceutical, Inc., or Par, to pay Par a single-digit royalty on net sales of fidaxomicin by: (i) Cubist, its affiliates or licensees in the U.S.,

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C. BUSINESS AGREEMENTS (Continued)

Canada and Israel and (ii) Cubist and its affiliates in all countries outside the U.S., Canada and Israel. Cubist is also obligated to pay Par a royalty on net revenues received by Cubist in connection with licensing or granting rights to commercialize fidaxomicin to a third party in any country outside of the U.S., Canada and Israel. Cubist is obligated to pay the net sales royalties on a country-by-country basis for seven years following the applicable commercial launch in each such country and is obligated to pay the net revenues royalties for seven years following the first commercial launch in any such country.

Optimer Pharmaceuticals, Inc.

        In April 2011, the Company entered into a co-promotion agreement with Optimer, pursuant to which Optimer engaged Cubist as its exclusive partner for the promotion of DIFICID in the U.S. Optimer and Cubist co-promoted DIFICID from July 2011 until October 2013, at which point the agreement was terminated in connection with the completion of the Company's acquisition of Optimer. See Note D., "Business Combinations and Acquisitions," for additional information.

ENTEREG Agreements

Glaxo Group Limited, Eli Lilly & Co., Shire, U.S. Inc.

        In December 2011, Cubist acquired Adolor and with it, rights to Adolor's commercialized product, ENTEREG. Cubist assumed obligations to pay single-digit royalties on net sales of ENTEREG to Shire U.S. Inc., or Shire, Eli Lilly and Glaxo Group Limited, or Glaxo, as a result of its acquisition of Adolor. The option and license agreement with Shire, as successor-in-interest to Roberts Laboratories Inc., and the license agreement with Eli Lilly remain in effect through the last-to-expire of the licensed Eli Lilly patents.

        In connection with the acquisition, Cubist also assumed the obligation to pay to Glaxo: i) $25.0 million payable in annual installments through 2017, of which $2.5 million was paid by Adolor prior to Cubist's acquisition of Adolor, and $6.5 million has been paid by Cubist to Glaxo as of December 31, 2013; and ii) a one-time milestone of $15.0 million upon achievement of a predetermined level of sales in the U.S. in a given year. The agreement with Glaxo expires on the date of the last commercial sale of ENTEREG in the U.S. See Note F., "Fair Value Measurements," for additional information.

Tedizolid Phosphate Agreements

Bayer Pharma AG

        In connection with the Company's acquisition of Trius in September 2013, Cubist acquired a July 2011 collaboration and license agreement between Trius and Bayer Pharma AG, or Bayer. Under the terms of the agreement, Bayer was granted exclusive rights to develop and commercialize tedizolid phosphate in China, Japan and substantially all other countries in Asia, excluding North and South Korea, Africa, Latin America and the Middle East, or the Bayer Licensed Territory. Trius retained full development and commercialization rights outside the Bayer Licensed Territory, including the U.S., Canada and the EU, but excluding North and South Korea, where Dong-A ST Co., Ltd., or Dong-A, retained its rights. In exchange for development and commercialization rights in the Bayer Licensed Territory, Bayer made an upfront, non-refundable payment of $25.0 million to Trius, prior to Cubist's acquisition of Trius, and agreed to support approximately 25% of the future development costs of

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C. BUSINESS AGREEMENTS (Continued)

tedizolid phosphate required for global approval for treatment of acute bacterial skin and skin structure infections, or ABSSSI, and hospital-acquired bacterial pneumonia, or HABP, or ventilator-associated bacterial pneumonia, or VABP, subject to certain adjustments and limitations. In addition, Bayer agreed to support 100% of the future development costs required for local approval in the Bayer Licensed Territory. Cubist is also eligible to receive remaining payments of up to $55.0 million under the agreement upon the achievement of certain development, regulatory, and sales milestones and double-digit royalties on net sales of tedizolid phosphate in the Bayer Licensed Territory.

Dong-A ST Co., Ltd.

        In connection with the Company's acquisition of Trius in September 2013, Cubist acquired rights to tedizolid phosphate. Trius licensed exclusive worldwide rights, excluding North and South Korea, to develop, manufacture and market tedizolid phosphate from Dong-A under a January 2007 license agreement. As a result of acquiring Trius, Cubist assumed obligations under the license agreement to pay Dong-A remaining milestone payments of up to $11.5 million if certain development and regulatory approval milestones are achieved. As of December 31, 2013, the Company has an obligation to make remaining milestone payments to Dong-A of up to $8.5 million. In addition, Cubist is obligated to pay Dong-A tiered single-digit royalties on worldwide net sales of tedizolid phosphate on a country-by-country basis, excluding North and South Korea, until the later of: (i) 12 years after the date of the first commercial sale of tedizolid phosphate in such country; and (ii) the expiration of the last-to-expire patent covering tedizolid phosphate in such country. The license agreement terminates upon the expiration of all of the royalty obligations under the agreement.

Ceftolozane/tazobactam Agreements

Astellas Pharma Inc.

        Cubist's development and commercialization rights to ceftolozane under Calixa's original November 2007 agreement with Astellas Pharma Inc., or Astellas, covered all territories of the world except certain Asia-Pacific and Middle Eastern territories. The agreement was amended in September 2010 to allow Cubist to develop ceftolozane/tazobactam and other products that incorporate ceftolozane in all territories of the world.

        In March 2013, the license agreement with Astellas was amended to expand the territory for which Cubist holds the rights to manufacture, market and sell any eventual products that incorporate ceftolozane, including ceftolozane/tazobactam, to include the Asia-Pacific and Middle East territories that Astellas had retained under the original agreement. As a result of this amendment, Cubist owns all worldwide rights to ceftolozane/tazobactam, subject to ongoing milestone and royalty obligations to Astellas. As consideration for these expanded rights, Cubist made a one-time payment of $25.0 million to Astellas in March 2013, which was recorded within research and development expense within the consolidated statements of income for the year ended December 31, 2013, as the acquisition of these rights was not accounted for as a business combination and the asset has no alternative future use.

        The Company has an obligation to make remaining milestone payments to Astellas that could total up to $40.0 million if certain specified development, regulatory and sales milestones are achieved. If the licensed products are successfully developed and commercialized, Cubist will be required to pay Astellas tiered single-digit royalties on net sales of such products. Unless terminated earlier in

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C. BUSINESS AGREEMENTS (Continued)

accordance with the agreement, the agreement expires on a country-by-country basis when the Company stops developing or selling licensed products in such country.

Other

        In April 2011, the Company entered into a settlement and license agreement, or settlement agreement, with Teva Parenteral Medicines Inc., or Teva, and its affiliates to resolve the Company's patent infringement litigation with respect to CUBICIN that Cubist filed in response to Teva's notification that it had submitted an Abbreviated New Drug Application, or ANDA, to the FDA seeking approval to market a generic version of CUBICIN. The settlement agreement provides for a full settlement and release by both Cubist and Teva of all claims that were or could have been asserted in the patent infringement litigation and all resulting damages or other remedies. Under the settlement agreement, the Company granted Teva a non-exclusive, royalty-free license to sell a generic daptomycin for injection product in the U.S. beginning on the later of: (i) December 24, 2017; and (ii) if Cubist's daptomycin for injection product receives pediatric exclusivity, June 24, 2018. The license Cubist granted to Teva would become effective prior to the later of these two dates if the patents that were the subject of the patent litigation with Teva are held invalid, unenforceable or not infringed with respect to a third party's generic version of daptomycin for injection, if a third party sells a generic version of daptomycin for injection under a license or other authorization from Cubist, or if there are no longer any unexpired patents listed in the FDA's list of "Approved Drug Products with Therapeutic Equivalence Evaluations," or the Orange Book, as applying to Cubist's NDA covering CUBICIN. Teva may also sell the generic daptomycin for injection supplied by Cubist at an earlier date upon certain specified types of "at risk" launches of a generic daptomycin for injection product by a third party.

        The settlement agreement also provides that, for the period that the Company's license to Teva is in effect, Teva will purchase its U.S. requirements of daptomycin for injection exclusively from Cubist. The Company is required to use commercially reasonable efforts to satisfy Teva's requirements. The supply terms provide that the Company will receive payments from Teva for product supplied by Cubist reflecting two components: one based on the cost of product revenues plus a margin, and the other based on a specified percentage of gross margin (referred to as net profit in the supply terms) from Teva's sales of daptomycin supplied by Cubist. The supply terms also provide for a forecasting and ordering mechanism, and that Teva will determine the price at which any such generic daptomycin for injection product will be resold and the trademark and name under which it is sold, which may not be confusingly similar to Cubist's trademarks. In addition, under the supply terms, Teva may instead supply on its own or from a third party and sell its generic daptomycin for injection product in the event of specified Cubist supply failures or if the arrangement is terminated due to Cubist's uncured breach or bankruptcy.

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

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D. BUSINESS COMBINATIONS AND ACQUISITIONS

Acquisition of Optimer Pharmaceuticals, Inc.

        On October 24, 2013, Cubist completed its acquisition of Optimer, a publicly-held biopharmaceutical company, upon which Optimer became a wholly-owned subsidiary of Cubist. The transaction provided Cubist with an existing commercialized product, DIFICID.

        Under the terms of the merger agreement, Cubist purchased 100% of the issued and outstanding shares of Optimer common stock for: (i) $10.75 per share in cash plus (ii) one transferable contingent value right, or CVR, per share, which entitles the holder to receive an additional cash payment of up to $5.00 per CVR upon achievement of certain sales milestones for a maximum, undiscounted potential CVR payout of $253.9 million. The CVRs are registered for trading on the NASDAQ Global Select Market under the symbol "CBSTZ" and contingent consideration is recorded as a liability and measured at fair value based upon the market price of the CVR on the day of valuation. See Note F., "Fair Value Measurements," for additional information.

        The acquisition-date fair value of the consideration transferred is as follows:

Total Acquisition- Date Fair Value
(in thousands)
Cash transferred	$569,452
Contingent consideration (CVRs)	115,634

Total consideration transferred	$685,086

        Prior to the acquisition, Cubist had a $25.0 million equity interest in Optimer in the form of non-voting senior preferred stock resulting from an interim financing arrangement. Cash transferred in the table above is comprised of $544.5 million in acquisition date payments and the $25.0 million of non-voting preferred stock. In addition, the acquisition-date fair value of total consideration transferred above excludes approximately $7.2 million of cash payments made to settle nonvested equity awards of Optimer pursuant to the merger agreement, which was recognized as stock-based compensation expense in the postcombination period ended December 31, 2013. The total $7.2 million charge was comprised of $1.8 million of research and development expense and $5.4 million of selling, general and administrative expense.

        The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition, with the remaining purchase price recorded as goodwill.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D. BUSINESS COMBINATIONS AND ACQUISITIONS (Continued)

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

October 24, 2013
(in thousands)
Cash	$31,466
Investments	42,067
Inventory	32,000
DIFICID intangible asset	561,000
Contract intangible asset	36,000
Deferred tax assets	116,199
Goodwill	108,631
Other assets acquired	15,942

Total assets acquired	943,305

Deferred tax liabilities	(224,110)
Other liabilities assumed	(34,109)

Total liabilities assumed	(258,219)

Total net assets acquired	$685,086

        The purchase price allocation has been prepared on a preliminary basis and is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from October 24, 2013, the acquisition date.

        The fair value of the DIFICID intangible asset was determined using an income approach, including a discount rate of 14.5% applied to the projected cash flows. The Company believes the assumptions are representative of those a market participant would use in estimating fair value. The DIFICID intangible asset will be amortized to cost of product revenues over its expected useful life of approximately 14 years. The fair value of the contract intangible asset relates to a collaborative research and license agreement with Cempra, Inc., or Cempra, under which Cubist may receive certain milestone payments if certain macrolide and ketolide antibiotic product candidates are developed by Cempra and may receive royalty payments based on a percentage of any net sales of licensed products. The fair value of the contract intangible asset was determined using an income approach, including a discount rate of 16.0% applied to the projected cash flows. The Company believes the assumptions are representative of those a market participant would use in estimating fair value. The contract intangible asset will be amortized to research and development expense over its expected life of approximately 11 years.

        The deferred tax assets of $116.2 million are primarily related to federal NOL carryforwards and federal research tax credits. See Note O., "Income Taxes," for additional information. The deferred tax liability of $224.1 million primarily relates to the temporary differences associated with the DIFICID intangible asset, which is not deductible for tax purposes.

        Goodwill is calculated as the difference between the acquisition-date fair value of the consideration transferred and the fair values of the assets acquired and liabilities assumed, and is not expected to be

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D. BUSINESS COMBINATIONS AND ACQUISITIONS (Continued)

deductible for income tax purposes. Goodwill is recorded as an indefinite-lived asset and is not amortized but tested for impairment on an annual basis or when indications of impairment exist.

        The operating results of Optimer for the period from October 24, 2013, to December 31, 2013, including revenues and an operating loss of $14.7 million and $11.0 million, respectively, have been included in the Company's consolidated financial statements as of and for the year ended December 31, 2013. The Company incurred a total of $12.4 million in transaction costs in connection with the acquisition, which were included in selling, general and administrative expenses within the consolidated statements of income for the year ended December 31, 2013.

        The following supplemental unaudited pro forma information presents Cubist's financial results as if the acquisition of Optimer had occurred on January 1, 2012 (in thousands):

	For the Years Ended December 31,
	2013	2012
	(unaudited)
Total revenues, net	$1,101,824	$1,004,641
Net (loss) income	$(91,973)	$26,100

        The above unaudited pro forma information was determined based on the historical GAAP results of Cubist and Optimer. The unaudited pro forma consolidated results are not necessarily indicative of what the Company's consolidated results of operations actually would have been if the acquisition was completed on January 1, 2012. The unaudited pro forma consolidated net (loss) income includes pro forma adjustments relating to the following significant recurring and non-recurring items directly attributable to the business combination:

  (i)
  elimination of $34.3 million of transaction costs for both Cubist and Optimer from the year ended December 31, 2013, and inclusion of these transaction costs in the year ended December 31, 2012;

  (ii)
  elimination of $7.2 million of stock-based compensation expense related to the acceleration of vesting of previously unvested Optimer awards in connection with the acquisition from the year ended December 31, 2013, and inclusion of this charge in the year ended December 31, 2012;

  (iii)
  additional amortization of the DIFICID and contract intangible assets acquired of $35.6 million and $44.0 million for the years ended December 31, 2013 and 2012, respectively;

  (iv)
  elimination of $21.6 million of expense related to restructuring charges from the year ended December 31, 2013, and inclusion of these restructuring charges in the year ended December 31, 2012;

  (v)
  elimination of intercompany revenues related to Cubist's co-promotion of DIFICID of $12.3 million and $23.2 million for the years ended December 31, 2013 and 2012, respectively;

  (vi)
  additional interest expense related to the 2018 Notes and 2020 Notes, which were used to fund the acquisition, of $29.7 million and $41.5 million for the years ended December 31, 2013 and 2012, respectively; and

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D. BUSINESS COMBINATIONS AND ACQUISITIONS (Continued)

  (vii)
  the tax effect of the unaudited pro forma consolidated net income and adjustments for the year ended December 31, 2013 and 2012.

Acquisition of Trius Therapeutics, Inc.

        On September 11, 2013, Cubist completed its acquisition of Trius, a publicly-held biopharmaceutical company, upon which Trius became a wholly-owned subsidiary of Cubist. The transaction provided Cubist with an existing late-stage product candidate, tedizolid phosphate.

        Under the terms of the merger agreement, Cubist purchased 100% of the issued and outstanding shares of Trius common stock for: (i) $13.50 per share in cash plus (ii) one non-transferable CVR per share, which entitles the holder to receive an additional cash payment of up to $2.00 per CVR upon achievement of certain sales milestones for a maximum, undiscounted potential CVR payout of $108.4 million. The CVRs may not be sold, assigned, transferred, pledged, encumbered or disposed of, subject to limited exceptions. Contingent consideration is recorded as a liability and measured at fair value based on significant unobservable inputs. See Note F., "Fair Value Measurements," for additional information.

        The acquisition-date fair value of the consideration transferred is as follows:

Total Acquisition- Date Fair Value
(in thousands)
Cash transferred, including transaction costs	$695,710
Contingent consideration (CVRs)	4,603

Total consideration transferred	$700,313

        Cubist paid $13.7 million in transaction costs on behalf of Trius, which are included as cash transferred in total consideration transferred in the table above. The acquisition-date fair value of total consideration transferred above excludes approximately $22.7 million of primarily cash payments made to settle nonvested equity awards of Trius pursuant to the merger agreement, which was recognized as stock-based compensation expense in the postcombination period ended December 31, 2013. The total $22.7 million charge was comprised of $11.0 million of research and development expense and $11.7 million of selling, general and administrative expense.

        The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition, with the remaining purchase price recorded as goodwill.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D. BUSINESS COMBINATIONS AND ACQUISITIONS (Continued)

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition :

September 11, 2013
(in thousands)
Cash	$22,697
Investments	39,513
IPR&D	659,000
Deferred tax assets	92,567
Goodwill	160,257
Other assets acquired	5,522

Total assets acquired	979,556

Deferred tax liabilities	(248,884)
Other liabilities assumed	(30,359)

Total liabilities assumed	(279,243)

Total net assets acquired	$700,313

        The purchase price allocation was prepared on a preliminary basis and is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed. During 2013, the Company recorded measurement period adjustments that resulted in an immaterial change to the purchase price allocation. The purchase price allocation is subject to change as additional information becomes available. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from September 11, 2013, the acquisition date.

        The fair value of the acquired IPR&D asset relates to tedizolid phosphate. The fair value was determined using an income approach, including a discount rate of 9.5%, applied to the probability-adjusted cash flows. The Company believes the assumptions are representative of those a market participant would use in estimating fair value.

        The deferred tax assets of $92.6 million primarily relate to federal NOL carryforwards, capitalized research and development costs and federal research tax credits. See Note O., "Income Taxes," for additional information. The deferred tax liabilities of $248.9 million primarily relate to the temporary differences associated with acquired IPR&D, which is not deductible for tax purposes.

        Goodwill is calculated as the difference between the acquisition-date fair value of the consideration transferred and the fair values of the assets acquired and liabilities assumed, and is not expected to be deductible for income tax purposes. Goodwill is recorded as an indefinite-lived asset and is not amortized but tested for impairment on an annual basis or when indications of impairment exist.

        The operating results of Trius for the period from September 12, 2013, to December 31, 2013, including revenues and an operating loss of $2.0 million and $23.4 million, respectively, have been included in the Company's consolidated financial statements as of and for the year ended December 31, 2013. The Company incurred a total of $10.2 million in transaction costs in connection with the acquisition, excluding costs paid on behalf of Trius. These transaction costs were included in

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D. BUSINESS COMBINATIONS AND ACQUISITIONS (Continued)

selling, general and administrative expenses within the consolidated statements of income for the year ended December 31, 2013.

        The following supplemental unaudited pro forma information presents Cubist's financial results as if the acquisition of Trius had occurred on January 1, 2012 (in thousands):

	For the Years Ended December 31,
	2013	2012
	(unaudited)
Total revenues, net	$1,054,442	$938,460
Net (loss) income	$(28,312)	$75,594

        The above unaudited pro forma information was determined based on the historical GAAP results of Cubist and Trius. The unaudited pro forma consolidated results are not necessarily indicative of what the Company's consolidated results of operations actually would have been if the acquisition was completed on January 1, 2012. The unaudited pro forma consolidated net (loss) income includes pro forma adjustments relating to the following significant non-recurring items directly attributable to the business combination:

  (i)
  elimination of $24.9 million of transaction costs for both Cubist and Trius from the year ended December 31, 2013, and inclusion of these costs in the year ended December 31, 2012;

  (ii)
  elimination of $22.7 million of stock-based compensation expense related to the acceleration of vesting of previously unvested Trius awards in connection with the acquisition from the year ended December 31, 2013, and inclusion of this charge in the year ended December 31, 2012;

  (iii)
  elimination of $9.4 million of expense related to Trius severance and retention agreements from the year ended December 31, 2013, and inclusion of these charges in the year ended December 31, 2012;

  (iv)
  the tax effect of the unaudited pro forma consolidated net income and adjustments for the year ended December 31, 2013 and 2012; and

  (v)
  reclassification of certain Trius revenues related to research and development expense reimbursement to research and development expense of $4.1 million and $15.1 million for the year ended December 31, 2013 and 2012, respectively, in accordance with Cubist accounting policy.

Acquisition of Adolor Corporation

        On December 12, 2011, Cubist acquired 100% of the outstanding shares of common stock of Adolor for cash consideration of $220.8 million and contingent consideration with an acquisition-date fair value of $110.2 million. Adolor's assets included an existing commercialized product, ENTEREG, and rights to an additional clinical-stage product candidate, bevenopran.

        The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible and identifiable intangible assets acquired and liabilities assumed were recorded at fair value, with the remaining purchase price recorded as goodwill.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D. BUSINESS COMBINATIONS AND ACQUISITIONS (Continued)

        Of the identifiable intangible assets acquired through the Company's acquisition of Adolor, $117.4 million related to the IPR&D asset, bevenopran. The fair value as of December 31, 2013, is approximately $43.4 million as a result of impairment charges recognized since the date of acquisition. See Note I., "Goodwill, IPR&D and Other Intangible Assets, Net," for additional information. The Company also recorded $163.3 million of finite-lived intangible assets related to the rights to ENTEREG, which is amortized to cost of product revenues over its expected useful life.

        The Company incurred a total of $8.1 million in transaction costs in connection with the acquisition, which were included in selling, general and administrative expenses within the consolidated statements of income for the year ended December 31, 2011. The operating results of Adolor for the period from December 12, 2011, to December 31, 2011, including revenues of $2.6 million, have been included in the Company's consolidated financial statements for the year ended December 31, 2011.

        The following supplemental unaudited pro forma information presents Cubist's financial results as if the acquisition of Adolor had occurred on January 1, 2010 (in thousands):

For the Year Ended December 31, 2011
(unaudited)
Total revenues, net	$809,416
Net income	$29,147

        The above unaudited pro forma information was determined based on the historical GAAP results of Cubist and Adolor. The unaudited pro forma consolidated results are not necessarily indicative of what the Company's consolidated results of operations actually would have been if the acquisition was completed on January 1, 2010. The unaudited pro forma consolidated net income includes pro forma adjustments relating to the following significant recurring and non-recurring items directly attributable to the business combination:

  (i)
  inclusion of $20.2 million of additional cost of product revenues related to the amortization of the ENTEREG intangible asset and the fair value step-up of ENTEREG inventory sold during the years ended December 31, 2011;

  (ii)
  elimination of $13.1 million of transaction costs for both Cubist and Adolor and $9.3 million of restructuring charges for the year ended December 31, 2011, which are directly attributable to the transaction; and

  (iii)
  the tax effect of the unaudited pro forma consolidated net income and adjustments for the year ended December 31, 2011.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E. INVESTMENTS

Marketable Securities

        The following table summarizes the amortized cost and estimated fair value of the Company's marketable securities, which are considered to be available-for-sale investments and were included in short-term and long-term investments on the consolidated balance sheets:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Balance at December 31, 2013:
Bank deposits	$40,000	$—	$—	$40,000
U.S. Treasury securities	67,648	6	(4)	67,650
Corporate and municipal notes	362,561	173	(36)	362,698

Total	$470,209	$179	$(40)	$470,348

Balance at December 31, 2012:
Bank deposits	$61,000	$—	$—	$61,000
U.S. Treasury securities	114,041	4	(3)	114,042
Corporate and municipal notes	640,234	158	(215)	640,177

Total	$815,275	$162	$(218)	$815,219

        The following table contains information regarding the range of contractual maturities of the Company's investments:

	December 31,
	2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$470,209	$470,348	$812,104	$812,052
1 - 2 years	—	—	3,171	3,167

Total	$470,209	$470,348	$815,275	$815,219

        Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the consolidated balance sheets and are not included in the tables above. In addition, certificates of deposit of $17.2 million and $60.1 million as of December 31, 2013 and 2012, respectively, were included within short-term investments in the consolidated balance sheets but are excluded from the tables above as they were not deemed to be securities. See Note B., "Accounting Policies," for additional information.

Adynxx Option Agreement

        In February 2013, Cubist entered into an option agreement with Adynxx, Inc., or Adynxx. Under the agreement, Cubist made a $20.0 million payment to Adynxx, which was non-refundable except in limited circumstances, and obtained an exclusive option to acquire 100% of the outstanding shares of Adynxx. The option was exercisable any time prior to 60 days following Cubist's receipt of the data

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E. INVESTMENTS (Continued)

from a Phase 2 clinical trial for Adynxx's lead product candidate, AYX1, subject to extension in certain limited circumstances. After the Company's receipt of the AYX1 Phase 2 data in December 2013, management decided to not exercise the option and as a result recorded a $20.0 million impairment charge for the year ended December 31, 2013, representing the write-off of the non-refundable option payment.

F. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

        The following tables set forth the Company's assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 and 2012:

	December 31, 2013
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents:(1)
Money market funds	$146	$—	$—	$146
Short-term investments:(2)
Bank deposits	—	40,000	—	40,000
U.S. Treasury securities	67,650	—	—	67,650
Corporate and municipal notes	—	362,698	—	362,698

Total assets	$67,796	$402,698	$—	$470,494

Liabilities
Contingent consideration—Optimer CVRs	$68,561	$—	$—	$68,561
Contingent consideration—other	—	—	154,761	154,761

Total liabilities	$68,561	$—	$154,761	$223,322

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

F. FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2012
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents:(1)
Corporate and municipal notes	$—	$18,422	$—	$18,422
Short-term and long-term investments:(2)
Bank deposits	—	61,000	—	61,000
U.S. Treasury securities	114,042	—	—	114,042
Corporate and municipal notes	—	640,177	—	640,177

Total assets	$114,042	$719,599	$—	$833,641

Liabilities
Contingent consideration—other	$—	$—	$189,213	$189,213

Total liabilities	$—	$—	$189,213	$189,213

(1)
Excludes $90.9 million and $85.6 million of cash as of December 31, 2013 and 2012, respectively.

(2)
Excludes certificates of deposit of $17.2 million and $60.1 million recorded at cost as of December 31, 2013 and 2012, respectively.

Marketable Securities

        The Company classifies its money market funds and U.S. Treasury securities as Level 1 assets under the fair value hierarchy as these assets have been valued using quoted market prices in active markets without any valuation adjustment. The Company classifies its bank deposits and corporate and municipal notes as Level 2 assets under the fair value hierarchy, as these assets have been valued using information obtained through a third-party pricing service at each balance sheet date, using observable market inputs that may include trade information, broker or dealer quotes, bids, offers, or a combination of these data sources.

Contingent Consideration

  Level 1

        In connection with the acquisition of Optimer, Cubist issued one transferable CVR for each outstanding share of Optimer's common stock. The CVRs are registered for trading on the NASDAQ Global Select Market under the symbol "CBSTZ". The fair value of the liability relating to the amount payable by the Company to the holders of the CVRs, upon the achievement of certain sales milestones for DIFICID and other specified products, was $68.6 million as of December 31, 2013. The fair value of the liability is based upon the market price of the security, which is traded in an active market, and is therefore considered a Level 1 liability within the fair value hierarchy. Changes in the fair value of the liability related to changes in the market price of the security are recognized within the

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

F. FAIR VALUE MEASUREMENTS (Continued)

consolidated statements of income. The undiscounted amount of contingent consideration that Cubist could pay to the holders of the Optimer CVRs ranges from zero to $253.9 million.

  Level 3

        In connection with the acquisitions of Trius, Adolor, and Calixa, Cubist recorded contingent consideration pertaining to the amounts potentially payable to the former stockholders of each company. Such contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represent Level 3 inputs within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an ongoing basis as additional data impacting the assumptions is obtained. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the consolidated statements of income.

        Contingent consideration may change significantly as development progresses and additional data is obtained, affecting the Company's assumptions regarding probabilities of successful achievement of related milestones used to estimate the fair value of the liability and the timing in which they are expected to be achieved. In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques could result in materially different fair value estimates.

        The following table provides quantitative information associated with the fair value measurement of the Company's contingent consideration using Level 3 inputs:

	Contingent Consideration
	Trius	Adolor	Calixa
Fair value as of December 31, 2013: (in thousands)	$5,012	$44,161	$105,588
Valuation technique	Probability-adjusted discounted cash flow	Probability-adjusted discounted cash flow	Probability-adjusted discounted cash flow
Unobservable input
Probabilities of success—range	4.0% - 6.5%	25.0% - 30.0%	40.0% - 86.0%
(weighted average)	(5.8%)	(27.0%)	(65.0%)
Periods in which milestones are projected to be achieved	2016	2018 - 2022	2014 - 2018
Discount rate	8.0%	5.3% / 13.0%	5.3%

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

        Trius Therapeutics, Inc.—The fair value of contingent consideration relating to amounts payable by the Company to the former stockholders of Trius, upon the achievement of certain sales milestones of tedizolid phosphate and other specified products was estimated to be $5.0 million as of December 31, 2013. The undiscounted amount of contingent consideration that Cubist could pay to the former stockholders of Trius under the merger agreement ranges from zero to $108.4 million. Tedizolid phosphate is in development for the potential treatment of certain serious Gram-positive bacterial infections, including those caused by MRSA.

        Adolor Corporation—The fair value of contingent consideration relating to amounts payable by the Company to the former stockholders of Adolor upon the achievement of certain regulatory milestones, sales milestones or a combination of both, with respect to bevenopran, was estimated to be $44.2 million and $77.0 million as of December 31, 2013 and 2012, respectively. The change in the fair value of the contingent consideration liability during the year ended December 31, 2013, of $32.8 million is primarily the result of reduced probabilities of pursuing the program, and the Company's decision to stop the Phase 3 efficacy trials in light of the FDA's planned 2014 Advisory Committee meeting to discuss the potential for elevated cardiovascular events related to mu-opioid antagonists and the enrollment challenges associated with the current design of these Phase 3 efficacy trials. The aggregate, undiscounted amount of contingent consideration that Cubist could pay to the former stockholders of Adolor under the merger agreement ranges from zero to $233.8 million. Bevenopran is in development for the potential treatment of opioid-induced constipation in patients with chronic, non-cancer pain.

        Calixa Therapeutics Inc.—The fair value of contingent consideration relating to amounts payable by the Company to the former stockholders of Calixa, upon the achievement of certain development, regulatory and sales milestones with respect to ceftolozane/tazobactam, was estimated to be $105.6 million and $112.2 million as of December 31, 2013 and 2012, respectively. The change in fair value for the year ended December 31, 2013, is primarily due to a $40.0 million milestone payment made in August 2013 as a result of first patient enrollment in the Company's ceftolozane/tazobactam open-label study in patients with VABP and an increase in certain probabilities of success assumptions within the Company's valuation model due to ceftolozane/tazobactam meeting its primary endpoints of statistical non-inferiority compared to levofloxacin for complicated urinary tract infections, or cUTI, and meropenem for complicated intra-abdominal infections, or cIAI. The aggregate, remaining, undiscounted amount of contingent consideration that Cubist could pay to the former stockholders of Calixa under the merger agreement ranges from zero to $180.0 million. Ceftolozane/tazobactam is being developed as a potential treatment for cUTI, cIAI, HABP and VABP.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

F. FAIR VALUE MEASUREMENTS (Continued)

        Changes in the fair value of contingent consideration based upon Level 3 inputs, were as follows:

Contingent Consideration
(in thousands)
Balance at December 31, 2011	$248,234
Contingent consideration income	(29,021)
Contingent consideration milestone payment	(30,000)

Balance at December 31, 2012	189,213
Contingent consideration liability recorded upon acquisition	4,879
Contingent consideration expense	669
Milestone payment	(40,000)

Balance at December 31, 2013	$154,761

Other Fair Value Measurements

  Debt

        The Company estimates the fair value of its 2020 Notes, 2018 Notes and 2017 Notes, or collectively, the Convertible Senior Notes, by using a quoted market rate in an inactive market, which is classified as a Level 2 input. The estimated fair values of the Convertible Senior Notes were as follows:

	December 31,
	2013	2012
	(in thousands)
2020 Notes	$516,843	$—
2018 Notes	403,473	—
2017 Notes	550,317	699,750

Total estimated fair value of Convertible Senior Notes	$1,470,633	$699,750

        See Note K., "Debt," for additional information.

  Payable to Glaxo

        In connection with the Company's acquisition of Adolor in December 2011, Cubist assumed the obligation to pay Glaxo annual payments totaling $22.5 million as a result of Adolor's termination of its collaboration agreement with Glaxo in September 2011. The payable to Glaxo was recorded at its estimated fair value at the time of acquisition and was allocated between current and non-current liabilities within the consolidated balance sheets based on the contractual payment dates. The fair value estimate utilizes a discount rate, which is classified as a Level 3 input. The Company has made total payments of $6.5 million to Glaxo. As of December 31, 2013, the carrying value of the remaining four annual payments to Glaxo of $16.0 million approximates its fair value. Imputed interest on the payable to Glaxo is recorded as interest expense within the consolidated statements of income.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

F. FAIR VALUE MEASUREMENTS (Continued)

Non-Recurring Fair Value Measurements

        Certain assets such as IPR&D are measured at fair value on a non-recurring basis in periods subsequent to initial recognition. During 2013, the Company recorded an impairment charge of $35.3 million to write down the bevenopran IPR&D asset to its revised fair value, which was recorded as impairment charges within its consolidated statements of income for the year ended December 31, 2013. The fair value was derived from assumptions that are representative of those a market participant would use in estimating fair value. See Note I., "Goodwill, IPR&D and Other Intangible Assets, Net," for additional information.

        The non-recurring Level 3 fair value measurement of the impairment analysis performed in the fourth quarter of 2013 included the following significant unobservable inputs:

	Fair Value as of December 31, 2013	Valuation Technique	Unobservable Input	Percentage
	(in thousands)
IPR&D asset (bevenopran)	$43,400	Income approach - Probability-adjusted discounted cash flow	Discount rate	13.0%

G. INVENTORY

        Inventory consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Raw materials	$17,904	$9,132
Work-in-process	8,104	8,485
Finished goods	31,655	24,330

Inventory	57,663	41,947
Included in other assets:
Raw materials	57,284	34,091
Work-in-process	1,882	1,733
Finished goods	—	1,669

Total	$116,829	$79,440

        Inventory included in other assets within the consolidated balance sheets as of December 31, 2013 and 2012, represents the amount of DIFICID and ENTEREG inventory held that is in excess of the amount expected to be sold within one year. In connection with the acquisitions of Optimer and Adolor, Cubist recorded the acquired DIFICID and ENTEREG inventory at a preliminary fair value, which required a step-up adjustment to recognize the inventory at its expected net realizable value. See Note D., "Business Combinations and Acquisitions," for additional information.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

G. INVENTORY (Continued)

        DIFICID finished goods have a shelf-life of three years from the date of manufacture. The Company expects to sell the DIFICID finished goods prior to expiration. The Company recorded an inventory fair value step-up on acquired DIFICID API, which will be recorded to cost of product revenues within the consolidated statements of income in the period in which the inventory is sold. The DIFICID API, which is classified as raw materials, has a shelf-life of three years from the date of manufacture. The Company expects to process substantially all of the DIFICID API into finished goods over a period of approximately three years based on the Company's long-range sales projections of DIFICID.

        ENTEREG finished goods have a shelf-life of three years from the date of manufacture. The Company expects to sell the ENTEREG finished goods prior to expiration, with the corresponding inventory step-up recorded to cost of product revenues within the consolidated statements of income in the period in which the inventory is sold. The ENTEREG API, which is classified as raw materials, has a shelf-life of five years from the date of manufacture, but can be reprocessed at an immaterial cost to the Company with no expected reduction in potency, thereby extending its shelf-life as needed. The Company expects to consume substantially all of the ENTEREG API over a period of approximately seven years based on the Company's long-range sales projections of ENTEREG.

H. PROPERTY AND EQUIPMENT, NET

        Property and equipment, net consisted of the following at:

	December 31,
	2013	2012
	(in thousands)
Land and buildings	$172,199	$166,659
Laboratory equipment	48,997	35,961
Furniture and fixtures	4,923	3,351
Computer hardware and software	28,126	20,903
Construction-in-progress	1,256	3,120

	255,501	229,994
Less: accumulated depreciation	(77,957)	(63,529)

Property and equipment, net	$177,544	$166,465

        Depreciation expense was $14.4 million, $12.4 million and $9.0 million in 2013, 2012 and 2011, respectively.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

I. GOODWILL, IPR&D AND OTHER INTANGIBLE ASSETS, NET

Goodwill

        The Company's goodwill balance as of December 31, 2013, changed from the goodwill balance as of December 31, 2012 as follows:

Goodwill
(in thousands)
Beginning balance as of December 31, 2012	$114,130
Goodwill acquired	268,888

Ending balance as of December 31, 2013	$383,018

        Goodwill of $268.9 million was recognized in connection with the acquisition of Trius in September 2013 and Optimer in October 2013. See Note D., "Business Combinations and Acquisitions," for additional information. As of December 31, 2013, there were no accumulated impairment losses. Goodwill has been assigned to the Company's single reporting unit, which is the single operating segment by which the chief decision maker manages the Company. See Note P., "Segment Information," for additional information.

IPR&D

        The carrying value of the Company's IPR&D assets consisted of the following at:

	December 31,
	2013	2012
	(in thousands)
Development and potential commercialization of:
Tedizolid phosphate	$659,000	$—
Bevenopran	43,400	78,700
Ceftolozane/tazobactam for HABP and VABP	174,000	174,000
Ceftolozane/tazobactam for cUTI and cIAI	20,000	20,000

Total IPR&D	$896,400	$272,700

        An IPR&D asset for tedizolid phosphate of $659.0 million was recognized in connection with the acquisition of Trius in September 2013. See Note D., "Business Combinations and Acquisitions," for additional information.

        During the fourth quarters of 2013 and 2012, the Company updated the fair value estimates of the bevenopran IPR&D asset as a result of internal decisions and in conjunction with the Company's annual impairment tests. During the fourth quarter of 2013, the Company revised the fair value estimates of its bevenopran IPR&D asset to incorporate reduced probabilities of pursuing the program and its decision to stop the bevenopran Phase 3 efficacy trials in light of the FDA's planned 2014 Advisory Committee meeting to discuss the potential for elevated cardiovascular events related to mu-opioid antagonists and the enrollment challenges associated with the current design of these Phase 3 efficacy trials. Accordingly, in the year ended December 31, 2013, the Company recorded an impairment charge of $35.3 million to write down its bevenopran IPR&D asset to its revised fair value of $43.4 million. In 2012, the fair value estimate reflected a decision to deprioritize efforts to develop

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

I. GOODWILL, IPR&D AND OTHER INTANGIBLE ASSETS, NET (Continued)

bevenopran for the EU market, resulting in the recognition of a $38.7 million impairment charge in the year ended December 31, 2012.

        Development of tedizolid phosphate, ceftolozane/tazobactam and bevenopran requires various levels of internal and external testing, clinical trials and approvals from the FDA or comparable foreign regulatory authorities before any of these product candidates could be commercialized for various indications in the U.S. or other territories. Drug development involves a high degree of risk, and most products that make it into clinical development do not receive marketing approval. Numerous risks and uncertainties can delay or stop clinical development of a pharmaceutical product prior to the receipt of marketing approval, including, but not limited to: results from clinical trials that do not support continuing development, issues related to manufacturing or intellectual property protection, and other events or circumstances that cause unanticipated delays, technical problems or other difficulties. Given these risks and uncertainties, there can be no assurance that the development of the above mentioned development programs for any of the indications will be successfully completed. If the programs are not successful, in whole or in part, or are not completed in a timely manner, the Company may not realize the expected financial benefits from such programs, which could have a material adverse effect on the Company's results of operations.

Other Intangible Assets

        Other intangible assets, net, consisted of the following finite-lived assets:

	December 31,
	2013	2012
	(in thousands)
Patents	$2,627	$2,627
Acquired technology rights	788,800	191,800

Other intangible assets, gross	791,427	194,427
Less: accumulated amortization—patents	(2,493)	(2,431)
accumulated amortization—acquired technology rights	(67,868)	(39,166)

Other intangible assets, net	$721,066	$152,830

        The Company recorded $597.0 million of intangible assets in connection with its acquisition of Optimer in October 2013, which is included within acquired technology rights and is comprised of gross asset values of $561.0 million and $36.0 million for the DIFICID and contract intangible assets acquired, respectively. See Note D., "Business Combinations and Acquisitions," for additional information. In addition, other intangible assets includes the ENTEREG intangible asset acquired in connection with the acquisition of Adolor in 2011. The ENTEREG intangible asset is being amortized using the straight-line method over approximately nine years. Amortization expense was $28.8 million, $20.9 million and $3.5 million in 2013, 2012 and 2011, respectively, and is primarily included within cost of product revenues.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

I. GOODWILL, IPR&D AND OTHER INTANGIBLE ASSETS, NET (Continued)

        The estimated aggregate remaining amortization of other intangible assets as of December 31, 2013, for each of the five succeeding years is as follows:

(in thousands)
2014	$64,741
2015	64,741
2016	63,460
2017	62,221
2018	62,221
2019 and thereafter	403,682

Total	$721,066

J. ACCRUED LIABILITIES

        Accrued liabilities consisted of the following at:

	December 31,
	2013	2012
	(in thousands)
Accrued royalties	$83,591	$72,103
Accrued bonus	24,540	13,971
Accrued Medicaid, Medicare and commercial rebates	18,595	20,565
Accrued clinical trials	44,830	29,143
Accrued benefits and incentive compensation	18,183	8,603
Accrued restructuring	19,753	933
Other accrued costs	35,586	18,315

Accrued liabilities	$245,078	$163,633

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K. DEBT

Convertible Senior Notes

        Long-term debt, net is comprised of the Company's Convertible Senior Notes, as follows:

	December 31,
	2013	2012
	(in thousands)
2020 Convertible Senior Notes
Principal amount outstanding	$450,000	$—
Unamortized discount	(111,015)	—

Net carrying amount	338,985	—

2018 Convertible Senior Notes
Principal amount outstanding	350,000	—
Unamortized discount	(65,733)	—

Net carrying amount	284,267	—

2017 Convertible Senior Notes
Principal amount outstanding	228,822	450,000
Unamortized discount	(34,244)	(82,189)

Net carrying amount	194,578	367,811

Total Convertible Senior Notes
Principal amount outstanding	1,028,822	450,000
Unamortized discount	(210,992)	(82,189)

Net carrying amount	$817,830	$367,811

        In accordance with accounting guidance for debt with conversion and other options, Cubist separately accounted for the liability and equity components of the Convertible Senior Notes by allocating the proceeds between the liability component and the embedded conversion option, or equity component, due to Cubist's ability to settle the Convertible Senior Notes in cash, common stock or a combination of cash and common stock, at Cubist's option. The allocation was performed in a manner that reflected the non-convertible debt borrowing rate of Cubist for similar debt. The equity component of the Convertible Senior Notes was recognized as a debt discount and represents the difference between the proceeds from the issuance of the convertible notes and the fair value of the liability of the Convertible Senior Notes on their respective dates of issuance. The debt discount is amortized to interest expense using the effective interest method over the expected life of a similar liability without an equity component.

2018 Convertible Senior Notes and 2020 Convertible Senior Notes

        In September 2013, Cubist issued $800.0 million aggregate principal amount of convertible senior unsecured notes in two series, with one series consisting of $350.0 million aggregate principal amount of the 2018 Notes, and the other series consisting of $450.0 million aggregate principal amount of the 2020 Notes, resulting in net proceeds to Cubist, after debt issuance costs, of $775.6 million. The 2018 Notes and 2020 Notes are convertible into common stock at an initial conversion rate of 12.1318 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $82.43 per share of common

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K. DEBT (Continued)

stock. Holders of the 2018 Notes and 2020 Notes may convert their notes at any time prior to the close of business on the business day immediately before March 1, 2018 or March 1, 2020, respectively, only under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Cubist's common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. Upon conversion, Cubist may deliver cash, common stock or a combination of cash and common stock, at Cubist's option.

        The 2018 Notes and 2020 Notes will mature on September 1, 2018 and 2020, respectively, unless repurchased or converted in accordance with their terms prior to such date. The 2018 Notes and 2020 Notes bear cash interest at an annual rate of 1.125% and 1.875%, respectively, which is payable on March 1st and September 1st of each year, beginning on March 1, 2014. As of December 31, 2013, the "if-converted value" did not exceed the principal amount of the 2018 Notes and 2020 Notes. The fair value of the remaining aggregate principal amount of the outstanding 2018 Notes and 2020 Notes was estimated to be $403.5 million and $516.8 million, respectively, as of December 31, 2013, and was determined using a quoted market rate in an inactive market.

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

        The Company determined the expected life of the debt for the 2018 Notes and 2020 Notes to be equal to the original five-year and seven-year terms of each of the 2018 Notes and 2020 Notes, respectively. The carrying value of the equity component related to the 2018 Notes and 2020 Notes as of December 31, 2013, net of issuance costs and taxes, was $42.6 million and $70.5 million, respectively. The effective interest rates on the liability components of the 2018 Notes and 2020 Notes for the period from the date of issuance through December 31, 2013 were 5.7% and 6.4%, respectively.

2017 Convertible Senior Notes

        In October 2010, Cubist issued $450.0 million aggregate principal amount of the 2017 Notes, resulting in net proceeds to Cubist, after debt issuance costs, of $436.0 million. The 2017 Notes are convertible into common stock at an initial conversion rate of 34.2759 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $29.18 per share of common stock. Holders of the 2017 Notes may convert their notes at any time prior to the close of business on the business day immediately preceding May 1, 2017, only under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K. DEBT (Continued)

trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Cubist's common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. Upon conversion, Cubist may deliver cash, common stock or a combination of cash and common stock, at Cubist's option.

        The 2017 Notes will mature on November 1, 2017, unless repurchased or converted in accordance with their terms prior to such date. The 2017 Notes bear cash interest at an annual rate of 2.50%, which is payable on May 1st and November 1st of each year. As of December 31, 2013, the "if-converted value" exceeded the remaining principal amount of the 2017 Notes by $311.3 million. The fair value of the remaining aggregate principal amount of the outstanding 2017 Notes was estimated to be $550.3 million as of December 31, 2013, and was determined using a quoted market rate in an inactive market.

        The Company determined the expected life of the 2017 Notes to be equal to the original seven-year term of each of the 2017 Notes, resulting in an amortization period ending on November 1, 2017. The carrying value of the equity component related to the 2017 Notes as of December 31, 2013 and 2012, net of issuance costs and taxes, was $33.8 million and $66.4 million, respectively. For the years ended December 31, 2013, 2012 and 2011, the effective interest rate on the liability component of the 2017 Notes was 7.0%.

        In September 2013, certain holders of $221.2 million of the aggregate principal amount of the 2017 Notes converted their notes at a conversion rate of 34.2759 shares of common stock per $1,000 of principal amount, or approximately $29.18 per share of common stock, into 7,580,923 shares of the Company's common stock. To induce these holders to convert, the Company agreed to make individually-negotiated cash payments to the converting holders of the 2017 Notes in an aggregate amount of $22.0 million as consideration for their agreement to convert their 2017 Notes. No transaction or solicitation fees were incurred as a result of the conversion and privately-negotiated payments. The conversions were accounted for as an extinguishment of the liability and equity components of the 2017 Notes. In accordance with the accounting guidance for induced conversions of convertible debt with a cash conversion feature, the Company recognized an aggregate loss of $34.6 million during the year ended December 31, 2013, comprised of: (i) $22.0 million equal to the amount of the cash inducement payments, which represents the fair value of the consideration transferred in excess of the fair value of consideration issuable in accordance with the original conversion terms and (ii) $12.6 million representing the difference between the net carrying value and the fair value of the liability component of the principal at the time of each conversion. The aggregate loss was recorded to other income (expense) within the consolidated statements of income. The remainder of the consideration transferred was allocated to the reacquisition of the equity component and recorded as a reduction to additional paid-in capital.

Convertible Bond Hedge and Warrant Transactions

        To minimize the impact of potential dilution to the Company's common stock upon conversion of the 2018 Notes and 2020 Notes, Cubist entered into convertible bond hedges covering 9,705,442 shares of the Company's common stock. The convertible bond hedges have an exercise price of approximately

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K. DEBT (Continued)

$82.43 per share and are exercisable when and if the 2018 Notes and 2020 Notes are converted. If upon conversion of the 2018 Notes and 2020 Notes, the price of the Company's common stock is above the exercise price of the convertible bond hedges, the counterparties will deliver shares of the Company's common stock and/or cash with an aggregate value approximately equal to the difference between the price of the Company's common stock at the conversion date and the exercise price, multiplied by the number of shares of the Company's common stock related to the convertible bond hedges being exercised. The convertible bond hedges are separate transactions entered into by the Company and are not part of the terms of the 2018 Notes, 2020 Notes or the warrants, which are discussed below. Holders of the 2018 Notes, 2020 Notes and warrants will not have any rights with respect to the convertible bond hedges. The Company paid $179.4 million for these convertible bond hedges and recorded this amount as a reduction to additional paid-in capital, net of tax.

        Concurrently with entering into the convertible bond hedge transactions, Cubist entered into warrant transactions whereby Cubist sold warrants to acquire, subject to customary adjustments, 9,705,442 shares of the Company's common stock with an exercise price of approximately $96.43 per share, also subject to adjustment. The warrants are exercisable over the 80 trading day period beginning on November 30, 2018 or November 30, 2020, as applicable. The warrants will have a dilutive effect to the extent that the market price per share of the Company's common stock, as measured under the terms of the warrant transactions, exceeds the applicable exercise price of the warrants during the measurement period at the maturity of the warrants. The Company received $121.7 million for these warrants and recorded this amount to additional paid-in capital.

2013 Convertible Subordinated Notes

        In October 2012, Cubist called for redemption of the remaining $34.5 million aggregate principal amount of its outstanding 2013 Notes and notified holders that all conversions of the 2013 Notes prior to the date of redemption would be settled in cash. Cubist held the right on or after June 20, 2011, to redeem all or a portion of the 2013 Notes at 100% of the principal amount plus accrued and unpaid interest to the date of redemption if the closing price of Cubist's common stock on the date of the redemption notice was greater than 150% of the conversion price for at least 20 trading days (whether or not consecutive) out of 30 consecutive trading days immediately prior to the date Cubist gave notice of the redemption. The 2013 Notes were convertible at any time prior to maturity into common stock at an initial conversion rate of 32.4981 shares of common stock per $1,000 of the 2013 Notes principal, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $30.77 per share of common stock. Cubist could deliver cash or a combination of cash and common stock in lieu of shares of common stock, at Cubist's option. Substantially all holders of the 2013 Notes elected to convert, and in November 2012, the Company retired the 2013 Notes at an average stock price of approximately $42.14 per share, resulting in a cash outflow of $47.2 million.

        In June 2012, the Company repurchased, in privately-negotiated transactions, $74.7 million of the principal amount of its 2013 Notes at an average price of approximately $136.07 per $100 par value of debt plus accrued interest and transaction fees, resulting in a cash outflow of $102.6 million. The repurchases in June 2012 and November 2012 resulted in an aggregate loss of $4.4 million during the year ended December 31, 2012, primarily due to the difference between the net carrying value and the fair value of the liability component of the principal at the time of each repurchase. The aggregate loss was recorded to other income (expense) within the consolidated statements of income.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K. DEBT (Continued)

        The table below summarizes the interest expense the Company incurred on its Convertible Senior Notes and other interest expense, which includes interest expense for the payable to Glaxo, for the periods presented:

	For the Years Ended December 31,
	2013	2012	2011
	(in thousands)
Contractual interest coupon payment	$13,370	$12,667	$13,707
Amortization of discount on debt	20,333	17,244	18,447
Amortization debt issuance costs	3,048	1,971	1,828
Other interest expense	851	1,109	—
Capitalized interest	—	—	(2,567)

Total interest expense	$37,602	$32,991	$31,415

        At December 31, 2013, future payments of principal and interest on existing debt and the payable to Glaxo are due as follows:

Principal
(in thousands)
2014	$3,500
2015	3,500
2016	4,500
2017	233,322
2018	350,000
2019 and thereafter	450,000

Total payments	1,044,822
Less current portion	(3,500)

Total long-term debt and payable obligations	$1,041,322

Credit Facility

        In November 2012, Cubist entered into a $150.0 million three-year senior secured, syndicated revolving credit facility, or the credit facility, with a group of lenders, including Royal Bank of Canada, or RBC, as administrative agent. In September 2013, the Company entered into an amendment to the credit facility. The credit facility was amended to: (i) permit the 2018 Notes, 2020 Notes and the convertible bond hedge and warrant transactions; (ii) adjust the definition of consolidated adjusted EBITDA to permit specific acquisitions; (iii) modify certain covenants related to investments, restricted payments and indebtedness; (iv) add additional financial covenants including a senior secured leverage ratio and minimum liquidity requirement; (v) increase the maximum permitted level of the Company's total leverage ratio; and (vi) allow for the option to increase the credit facility by up to an additional $150.0 million, subject to pro forma compliance with financial covenants under the credit facility. In addition, the amendment added a new pricing tier based on the Company's total leverage ratio. The credit facility, which includes a sublimit for letters of credit, is for general corporate purposes.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K. DEBT (Continued)

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

        Borrowings under the credit facility bear interest at a rate per year equal to, at the Company's option, either: (a) a base rate determined by reference to the highest of (i) the prime rate of RBC; (ii) the federal funds effective rate plus 0.50%; and (iii) a Eurodollar rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (b) a Eurodollar rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The applicable margin ranges from 2.25% to 3.00% for the Eurodollar rate and 1.25% to 2.00% for the base rate based on the Company's total leverage ratio. There were no outstanding borrowings under the credit facility as of December 31, 2013 or December 31, 2012, and the Company was in compliance with all covenants.

L. EMPLOYEE STOCK BENEFIT PLANS

Summary of Stock-Based Compensation Plans

        The 2012 Equity Incentive Plan, or 2012 EIP, is the only existing equity compensation plan from which the Company has been authorized to make equity-based awards to employees, directors and consultants. Under the 2012 EIP, the Company reserved 5,000,000 shares of common stock for grant to employees, officers, directors and consultants in the form of stock options, RSUs, performance-based restricted stock units, or PRSUs, stock grants and stock appreciation rights. In addition, the number of shares of common stock available for grant includes the number of shares of common stock subject to stock options and RSUs granted and outstanding under the 2010 Equity Incentive Plan, the Directors' Equity Incentive Plan and the Amended and Restated 2000 Equity Incentive Plan as of June 7, 2012, which become available for grant upon the forfeiture, cancellation, expiration or termination of those awards after June 7, 2012. At December 31, 2013, there were 2,974,464 shares remaining available for grant under the 2012 EIP.

        Cubist does not currently hold any treasury shares. Upon stock option exercise, the Company issues new shares and delivers them to the participant. In line with its current business plan, Cubist does not intend to repurchase shares in the foreseeable future.

Summary of Employee Stock Purchase Plan

        Eligible employees may participate in an employee stock purchase plan sponsored by the Company. Under this program, participants purchase Cubist common stock at the end of pre-determined six-month intervals at 85% of the lower of the fair market value at the beginning or end of the period. Shares are purchased through payroll deductions of up to 15% of each participating employee's annual compensation over the course of the six-month period, subject to certain limitations. The current plan allows for the issuance of 1,250,000 shares of common stock to eligible employees. At December 31, 2013, there were 131,369 shares available for future sale to employees under this plan.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

L. EMPLOYEE STOCK BENEFIT PLANS (Continued)

Summary of Stock-Based Compensation Expense

        Stock-based compensation expense recorded in the consolidated statements of income for the periods ended December 31, 2013, 2012 and 2011, respectively, was as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(in thousands)
Stock-based compensation expense allocation:
Cost of product revenues	$525	$497	$264
Research and development	12,249	9,100	6,623
Selling, general and administrative	19,583	16,105	12,481

Total stock-based compensation	32,357	25,702	19,368
Income tax effect	(11,454)	(9,510)	(7,449)

After-tax effect of stock-based compensation expense	$20,903	$16,192	$11,919

        Stock-based compensation expense for the period ended December 31, 2013, presented above, excludes $7.2 million and $22.7 million of postcombination stock-based compensation expense resulting from the cash settlement of nonvested equity awards of Optimer and Trius, respectively. The total $29.9 million expense was comprised of $12.8 million of research and development expense and $17.1 million of selling, general and administrative expense. See Note D., "Business Combinations and Acquisitions," for additional information.

Valuation Assumptions

        The following weighted-average assumptions were used to calculate the fair value of each stock-based option award under the Black-Scholes option-pricing model:

	For the Years Ended December 31,
	2013	2012	2011
Expected stock price volatility	36.2%	39.6%	41.0%
Risk-free interest rate	0.7% - 1.7%	0.6% - 1.1%	0.9% - 2.4%
Expected annual dividend yield per share	—	—	—
Expected life of options	4.5 years	4.6 years	4.6 years

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

L. EMPLOYEE STOCK BENEFIT PLANS (Continued)

General Option Information

        A summary of option activity for the period ended December 31, 2013, is as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Contractual Life
			(in thousands)	(in years)
Outstanding as of December 31, 2012	8,025,194	$27.31	$333,507
Granted	1,288,393	$45.83	$29,688
Exercised	(1,695,244)	$21.73	$58,051
Canceled	(140,174)	$35.91	$4,620

Outstanding as of December 31, 2013	7,478,169	$31.61	$278,661	6.6

Vested and exercisable as of December 31, 2013	4,654,759	$25.99	$199,619	5.6
Expected to vest as of December 31, 2013	2,437,787	$40.87	$68,247	8.4

        The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011, was $58.1 million, $39.1 million and $42.2 million, respectively. As of December 31, 2013, there was $30.4 million of total unrecognized compensation cost related to nonvested options granted under the Company's stock-based compensation plans. That cost is expected to be recognized over the weighted-average period of 1.2 years. The fair value of shares vested during the years ended December 31, 2013, 2012 and 2011, was approximately $19.1 million, $17.3 million and $14.3 million, respectively.

        The weighted average grant-date fair value of options granted during the years ended December 31, 2013, 2012 and 2011, was $14.23, $14.37 and $12.46, respectively. The weighted-average grant-date fair value of options vested as of December 31, 2013, 2012 and 2011, was $10.20, $9.23 and $8.46, respectively.

RSU Information

        A summary of RSU activity, including PRSUs, during the year ended December 31, 2013, is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
			(in thousands)
Nonvested as of December 31, 2012	735,939	$35.33	$50,684
Granted	457,820	$44.75	$31,530
Vested	(278,874)	$32.71	$19,206
Canceled	(32,613)	$37.44	$2,246

Nonvested as of December 31, 2013	882,272	$40.97	$60,762

Expected to vest as of December 31, 2013	584,061	$40.97	$40,224

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

L. EMPLOYEE STOCK BENEFIT PLANS (Continued)

        At December 31, 2013, there was $22.7 million of total unrecognized compensation cost related to nonvested RSUs and PRSUs granted under the Company's stock-based compensation plans, which is expected to be recognized over a period of approximately 1.3 years.

M. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

  CUBICIN Patent Infringement Litigation

        In February 2012, the Company received a Paragraph IV Certification Notice Letter from Hospira, notifying Cubist that it had submitted an ANDA to the FDA, seeking approval to market a generic version of CUBICIN. Hospira's notice letter advised that it is seeking FDA approval to market daptomycin for injection, 500 mg/vial, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, U.S. Patent No. RE39,071, which expires on June 15, 2016, U.S. Patent No. 8,058,238, which expires on November 28, 2020, and U.S. Patent No. 8,003,673, which expires on September 4, 2028. In May 2012, the Company received a second Paragraph IV Certification Notice Letter from Hospira notifying Cubist that it had submitted to the FDA an amendment to its ANDA. Hospira's second notice letter advised that it is seeking FDA approval to market daptomycin for injection, 500 mg/vial, prior to the expiration of U.S. Patent No. 8,129,342, which expires on November 28, 2020. In August 2012, the Company received a third Paragraph IV Certification Notice Letter from Hospira notifying Cubist that it had submitted to the FDA an NDA, under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act seeking approval to market a generic version of CUBICIN. Hospira's third notice letter advised that it is seeking FDA approval to market daptomycin for injection, 350 mg/vial, prior to the expiration of U.S. Patent Nos. 6,468,967, 6,852,689, RE39,071, 8,058,238, 8,003,673 and 8,129,342. Each of these patents is listed in the Orange Book. Each of the notice letters further stated that Hospira is asserting that each claim in the respectively referenced patents is invalid, and/or unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the drug product respectively described by Hospira's ANDA, as amended, and NDA. In March 2012, Cubist filed a patent infringement lawsuit against Hospira in response to its initial ANDA filing. In July 2012, Cubist filed a new complaint against Hospira to allege infringement of U.S. Patent No. 8,129,342 in response to Hospira's amendment to its ANDA. In September 2012, Cubist filed a patent infringement lawsuit against Hospira in response to its NDA filing. The complaints, which were each filed in the U.S. District Court for the District of Delaware, respectively allege infringement of U.S. Patent Nos. 6,468,967; 6,852,689; RE39,071; 8,058,238; and 8,129,342. The complaints seek: (i) an order preventing the effective date of the FDA's approval of Hospira's ANDA and NDA until the expiration of the patents in the respective lawsuits; (ii) an order preventing Hospira from making, using, selling, offering for sale, marketing, distributing or importing Hospira's generic versions of CUBICIN until the expiration of the patents in the respective lawsuits; and (iii) an award of attorney's fees. By statute, the FDA is automatically prohibited from approving Hospira's ANDA for 30 months from Cubist's receipt of Hospira's first Paragraph IV notification letter for such ANDA and from finally approving Hospira's NDA for 30 months from Cubist's receipt of Hospira's first Paragraph IV notification letter for such NDA, as respectively applicable, unless the court enters a judgment finding the patents invalid, unenforceable or not infringed before the expiration of the respective 30-month period or otherwise shortens the respective 30-month period. In July 2013, the court endorsed the parties' stipulation that Hospira's ANDA and NDA products infringed certain claims of each the asserted patents. The trial in these related actions began on

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. COMMITMENTS AND CONTINGENCIES (Continued)

February 18, 2014. The Company cannot predict the outcome of these litigations. Any final, unappealable adverse result in these litigations would likely have a material adverse effect on the Company's results of operations and financial condition.

        In August 2013, the Company received a Paragraph IV Certification Notice Letter from Strides, notifying Cubist that Strides had submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN. Strides' notice letter advised that it is seeking FDA approval to market daptomycin for injection, 500 mg/vial, prior to the expiration of U.S. Patent Nos. 6,468,967; 6,852,689; 8,058,238; 8,129,342; and 8,003,673, which expire on the periods described above and are each listed in the Orange Book. The notice letter further stated that Strides is asserting that each claim in the respectively referenced patents is invalid, and/or unenforceable and/or will not be infringed by the commercial manufacture, use, sale, offer to sell in the U.S., or importation into the U.S. of the drug product described by Strides' ANDA. In response to Strides' ANDA filing, Cubist filed patent infringement lawsuits against Strides in October 2013 in the U.S. District Court for the District of Delaware and the U.S. District Court for the District of New Jersey. Cubist later filed a notice of dismissal of its complaint filed in the District of New Jersey and the case was subsequently terminated. The remaining complaint filed in the District of Delaware alleges infringement of U.S. Patent Nos. 6,468,967; 6,852,689; 8,058,238; and 8,129,342. The complaint seeks: (i) an order preventing the effective date of the FDA's approval of Strides' ANDA until the expiration of the patents in the respective lawsuits; (ii) an order preventing Strides from making, using, selling, offering for sale, marketing, distributing or importing Strides' generic version of CUBICIN until the expiration of the patents in the respective lawsuits; and (iii) an award of attorney's fees. By statute, the FDA is automatically prohibited from approving Strides' ANDA for 30 months from Cubist's receipt of Strides' Paragraph IV notification letter, unless the court enters a judgment finding the patents invalid, unenforceable or not infringed before the expiration of the 30-month period or otherwise shortens the 30-month period. The Company cannot predict the outcome of this matter. Any final, unappealable adverse result in this litigation would likely have a material adverse effect on the Company's results of operations and financial condition.

  Optimer U.S. Governmental Investigations

        Prior to the Company's acquisition of Optimer, Optimer became aware of an attempted share grant by Optimer and certain related matters in 2011, including a potentially improper $0.3 million payment to a research laboratory involving an individual associated with the share grant, that may have violated certain applicable laws, including the U.S. Foreign Corrupt Practices Act. Optimer had engaged external counsel to assist it in an internal investigation to review these matters. In April 2012, Optimer self-reported the results of its preliminary findings to the SEC and the U.S. Department of Justice, and removed the Chairman of its Board of Directors. In February 2013, the independent members of Optimer's Board of Directors determined that additional remedial action should be taken in light of prior compliance, record keeping and conflict-of-interest issues surrounding the potentially improper payment to the research laboratory and certain related matters. On February 26, 2013, Optimer's then-President and Chief Executive Officer and its then-General Counsel and Chief Compliance Officer resigned at the request of the independent members of the Board of Directors.

        Cubist is continuing to cooperate with the investigations by the relevant U.S. authorities in their review of these matters, and Optimer has already taken remedial steps in response to its internal investigation. Nonetheless, these events could result in lawsuits being filed against Cubist or Optimer

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. COMMITMENTS AND CONTINGENCIES (Continued)

and certain of Optimer's former employees and directors or certain of the Company's employees. Such persons could also be the subject of criminal or civil enforcement proceedings, and Cubist may be required to indemnify such persons for any costs or losses incurred in connection with such proceedings. Cubist cannot predict the ultimate resolution of these matters, whether Cubist or such persons will be charged with violations of applicable civil or criminal laws or whether the scope of the investigations will be extended to new issues. Cubist also cannot predict what potential penalties or other remedies, if any, the authorities may seek against it, any of its employees, or any of Optimer's former employees and directors, or what the collateral consequences may be of any such government actions. Cubist has not accrued any amounts related to potential penalties or other remedies related to these matters as of December 31, 2013, and cannot estimate a reasonably possible range of loss. In the event any such lawsuit is filed or enforcement proceeding is initiated, Cubist could be subject to a variety of risks and uncertainties that could have material adverse effects on its business, operating results and financial condition.

Other

        Cubist has minimum volume purchase commitments with third-party contract manufacturers with scheduled payments over the next five years that total $172.9 million at December 31, 2013. Cubist has a manufacturing and supply agreement with ACS Dobfar SpA, or ACSD, under which Cubist has minimum order requirements to purchase API from ACSD.

        Cubist has various operating leases, primarily for buildings, computers and equipment. Rent expense amounted to $1.0 million, $0.7 million, and $2.5 million in fiscal years ended December 31, 2013, 2012, and 2011, respectively. Future minimum payments under these non-cancelable leases as of December 31, 2013 are as follows:

(in thousands)
2014	$2,950
2015	2,623
2016	2,687
2017	2,686
2018	2,352
2019 and thereafter	7,116

Total	$20,414

        The Company is attempting to sublease portions of certain leased premises in New Jersey and California that were vacated in December 2013, and if successful, future operating lease commitments will be partially offset by proceeds received from the subleases.

        Cubist had other purchase obligations of $8.1 million at December 31, 2013, to be paid over the next five years. Other purchase obligations primarily related to clinical trial payment obligations owed to its CROs and independent clinical investigators related to certain clinical trials of candidates in its product pipeline, as well as amounts owed to its third-party service provider for the purposes of conducting clinical trials on Cubist's behalf related to ceftolozane/tazobactam.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

N. RESTRUCTURING

        The following table summarizes the activity within the restructuring liability included in accrued liabilities and other long-term liabilities within the consolidated balance sheets:

	Employee- Related Severance	Lease Restructuring	Total
	(in thousands)
Balance at December 31, 2011	$8,089	$1,190	$9,279
Cash payments made	(7,156)	(1,190)	(8,346)

Balance at December 31, 2012	933	—	933
Restructuring expense	19,824	4,495	24,319
Cash payments made	(1,584)	—	(1,584)

Balance at December 31, 2013	$19,173	$4,495	$23,668

        In connection with Cubist's acquisitions of Trius and Optimer, Cubist committed to a restructuring program in the fourth quarter of 2013, which included severance benefits primarily related to former Optimer employees and restructuring Optimer's lease obligations related to its New Jersey and California facilities. The Company recorded restructuring expense of $24.3 million during the year ended December 31, 2013, of which $19.8 million related to employee severance and $4.5 million related to the lease restructuring costs. The restructuring liability associated with severance benefits is expected to be paid during 2014.

        In connection with Cubist's acquisition of Optimer, the Company vacated certain floors of Optimer's leased premises by December 31, 2013, as it does not intend to occupy or utilize this space for its operations. As a result, the Company recorded a lease restructuring liability which represents the lease obligations associated with the vacated space in both the Optimer New Jersey and California facilities, net of expected sublease income, and accordingly recognized restructuring expense of $4.5 million during the period ended December 31, 2013. The restructuring liability associated with the leases is expected to be paid over the lease terms ending in 2022 and 2018 for the California and New Jersey facilities, respectively. Any future changes to the Company's estimate of the liability will be recorded as additional restructuring expense or income.

        In connection with Cubist's acquisition of Adolor, Cubist committed to a restructuring program in the fourth quarter of 2011, which included severance benefits to former Adolor employees and execution of a lease termination agreement with respect to Adolor's operating lease for its facility in Pennsylvania, as of December 31, 2011. The Company vacated the leased premises in June 2012. The Company incurred restructuring expense of $9.3 million during the fourth quarter of 2011, of which $8.1 million related to employee severance and $1.2 million related to the lease termination. The lease termination payment was made in June 2012, and the remaining severance payments were made through the first half of 2013.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

O. INCOME TAXES

Income Tax Expense

        The components of federal and state income tax expense (benefit) consist of the following:

	For the Years Ended December 31,
	2013	2012	2011
	(in thousands)
Current income tax expense
Federal	$9,163	$74,744	$55,656
State	4,748	3,719	7,393

Total current income tax expense	13,911	78,463	63,049

Deferred income tax (benefit) expense
Federal	(32,449)	(15,874)	10,112
State	(6,535)	(17,068)	(1,395)

Total deferred income tax (benefit) expense	(38,984)	(32,942)	8,717

Total current and deferred income tax (benefit) expense	$(25,073)	$45,521	$71,766

Effective Tax Rate

        The following table reconciles the federal statutory tax rate to the effective tax rates and the related impact to the (benefit) provision for income taxes for each of the years ended December 31, 2013, 2012 and 2011:

	For the Years Ended December 31,
	2013		2012		2011
	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
	(in thousands, except for percentages)
Federal statutory tax rate applied to (loss) income before taxes	$(15,275)	35.0%	$69,859	35.0%	$36,676	35.0%
Differential arising from:
State	(1,161)	2.7%	2,247	1.1%	3,899	3.7%
Non-deductible expenses	1,606	(3.7)%	1,284	0.6%	1,386	1.3%
Current year federal research credit	(6,176)	14.2%	—	—%	(1,763)	(1.7)%
Prior year federal research credits	(4,399)	10.1%	—	—%	—	—%
Impact of reserve for uncertain tax positions	(192)	0.4%	(10,923)	(5.5)%	—	—%
Domestic manufacturing deduction	(262)	0.6%	(5,820)	(2.9)%	—	—%
Transaction costs	3,797	(8.7)%	—	—%	967	1.0%
Loss on extinguishment of 2017 Notes	8,070	(18.5)%	—	—%	—	—%
Contingent consideration	(19,147)	43.9%	(12,029)	(6.0)%	29,881	28.5%
Valuation allowance on Adynxx impairment	7,000	(16.0)%	—	—%	—	—%
Other	1,066	(2.6)%	903	0.5%	720	0.7%

Total	$(25,073)	57.4%	$45,521	22.8%	$71,766	68.5%

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

O. INCOME TAXES (Continued)

        In the table above, permanent differences that increase the tax benefit for the year ended December 31, 2013, and increase the tax provision for the years ended December 31, 2012 and 2011, are shown as increases to the effective tax rate. Similarly, permanent differences that reduce the tax benefit for the year ended December 31, 2013, and reduce the tax provision for the years ended December 31, 2012 and 2011, are shown as decreases to the effective tax rate.

        The difference between the federal rate and the effective tax rate for the year ended December 31, 2013, primarily related to the impact of contingent consideration income, which is not subject to income tax, and the benefit of the 2013 and 2012 federal research credits that were retroactively extended to January 1, 2012, by the American Taxpayer Relief Act of 2012, enacted on January 2, 2013. These benefits were partially offset by non-deductible losses of $23.1 million incurred in connection with the induced conversion of $221.2 million of the principal amount of the 2017 Notes in September 2013, non-deductible transaction costs associated with the acquisitions of Trius and Optimer, and the impairment of the Adynxx investment which is expected to result in a capital loss. The capital loss will only be recognized to the extent that the Company generates future capital gains. Since the Company does not anticipate that it will have future capital gains, a full valuation allowance has been recorded against this deferred tax asset. The difference between the federal rate and the effective tax rate for the year ended December 31, 2012, primarily related to the impact of contingent consideration income recorded in the fourth quarter of 2012, which is not subject to income tax, and an $11.0 million income tax benefit, net, recorded during the second quarter of 2012, as a result of the resolution of uncertain state tax positions. The difference between the federal rate and the effective tax rate for the year ended December 31, 2011, primarily related to the impact of non-deductible contingent consideration.

        The Company and its subsidiaries file income tax returns with the U.S. federal government, multiple state and local jurisdictions in the U.S., and foreign jurisdictions. Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, changes in circumstances surrounding the need for a valuation allowance, size of the Company's income or loss, changes in the geographical mix of earnings, or non-recurring activities during the period. Contingent consideration will fluctuate as a result of any changes in the fair value assumptions based on any additional data received on the Company's ceftolozane/tazobactam, bevenopran and/or tedizolid phosphate programs. Contingent consideration will also fluctuate based upon the market price of the CVRs issued in connection with the acquisition of Optimer. Any significant contingent consideration expense or income will result in a significantly higher or lower effective tax rate, because contingent consideration expense is largely not deductible for tax purposes and contingent consideration income is not taxable.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

O. INCOME TAXES (Continued)

Deferred Taxes and Valuation Allowance

        The components of the net deferred tax assets and the related valuation allowance are as follows:

	December 31,
	2013	2012
	(in thousands)
Deferred income tax assets:
NOL carryforwards	$215,155	$50,043
Deferred revenues	12,539	10,141
Research and development costs	17,461	517
Tax credit carryforwards	30,815	9,357
Stock-based compensation	21,136	18,485
Capital loss carryforward	10,472	11,118
Investment impairment	7,341	—
Other	15,721	8,868

Total deferred tax assets	$330,640	$108,529
Deferred income tax liabilities:
Prepaid expenses	$(2,066)	$(2,669)
Debt discount	(12,220)	(29,919)
IPR&D	(327,272)	(100,104)
Other intangible assets	(226,408)	(32,880)
Inventory	(13,871)	(14,539)
Depreciation	(9,036)	(3,968)

Total deferred tax liabilities	(590,873)	(184,079)

Total deferred tax assets and liabilities	(260,233)	(75,550)
Valuation allowance	(45,461)	(13,341)

Net deferred tax liabilities	$(305,694)	$(88,891)

        At December 31, 2013, the Company had federal, foreign and state NOL carryforwards of $551.7 million, $15.8 million and $318.5 million, respectively. These NOLs expire between 2014 and 2032. Included in the NOLs are state NOLs of $2.0 million attributable to excess tax benefits from the exercise of non-qualified stock options. The tax benefits attributable to these NOLs are credited directly to additional paid-in capital when realized. In addition, the Company had $14.9 million of federal credit carryforwards, which expire between 2019 and 2032, and $24.7 million of state tax credit carryforwards at December 31, 2013, $16.2 million of which expire between 2014 and 2028 and $8.5 million of which do not expire.

        The increase in the NOL and credit carryforwards from the prior year primarily relate to NOLs and credit carryforwards that were acquired in connection with the acquisitions of Optimer and Trius. These tax attributes are subject to limitation under Internal Revenue Code, Section 382, which limits the amount of NOL and credit carryforwards that may be utilized following an ownership change.

        In connection with the acquisition of Optimer, the Company acquired federal, foreign, and state NOL carryforwards of $282.6 million, $12.3 million, and $188.5 million, respectively. The Company

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

O. INCOME TAXES (Continued)

expects that it will use all of the federal NOL carryforwards acquired, but has provided a full valuation allowance on the foreign and state NOLs as it is more likely than not that these NOLs will not be utilized. The Company utilized $11.4 million of Optimer federal NOL carryforwards during the year ended December 31, 2013. The Company also acquired federal and state research tax credit carryforwards of $7.8 million and $4.3 million, respectively. The Company expects that it will use all of the federal credit carryforwards acquired, but has provided a full valuation allowance on the state credit carryforwards as it has been determined that it is more likely than not that these credit carryforwards will not be utilized. See Note D., "Business Combinations and Acquisitions," for additional information.

        In connection with the acquisition of Trius, the Company acquired federal and state NOL carryforwards of $192.0 million and $95.5 million, respectively. The Company expects that it will use all of the federal NOL carryforwards acquired, but has provided a full valuation allowance on the state NOLs as it is more likely than not that these NOLs will not be utilized. The Company utilized $17.5 million of Trius federal NOL carryforwards during the year ended December 31, 2013. The Company also acquired federal and state research tax credit carryforwards of $6.1 million and $2.6 million, respectively. The Company expects that it will use all of the federal credit carryforwards acquired, but has provided a full valuation allowance on the state credit carryforwards as it has been determined that it is more likely than not that these credit carryforwards will not be utilized. See Note D., "Business Combinations and Acquisitions," for additional information.

        In connection with the acquisition of Adolor, the Company acquired federal NOL carryforwards of $166.4 million. The Company has utilized $66.4 million of Adolor federal NOL carryforwards from the date of acquisition through December 31, 2013.

        At December 31, 2013 and 2012, the Company maintained a valuation allowance of $45.5 million and $13.3 million, respectively, primarily relating to state NOL and credit carryforwards acquired in connection with the acquisitions of Trius and Optimer, the Adynxx investment impairment, and realized capital losses incurred on the Company's investment in auction rate securities, which were sold in 2010. The capital loss carryforwards may only be utilized to the extent that the Company generates capital gains and expire in 2015.

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

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

O. INCOME TAXES (Continued)

Uncertain Tax Positions

        A reconciliation of the Company's changes in uncertain tax positions is as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(in thousands)
Uncertain tax positions at the beginning of the year	$36,115	$27,774	$8,216
Additions based on tax positions related to the current year	2,717	769	12,844
Additions for tax positions of prior years	5,393	24,299	7,321
Subtractions based on tax positions related to the current year	—	—	—
Subtractions for tax positions of prior years	(1,105)	(16,727)	(607)

Balance at the end of the year	$43,120	$36,115	$27,774

        The increase in the Company's total uncertain tax positions during the year ended December 31, 2013, included an increase of $3.0 million related to federal and state research tax credits acquired in connection with the acquisition of Optimer, and $1.0 million related to federal research credits acquired in connection with the acquisition of Adolor. These increases were partially offset by the reversal of $1.1 million of gross uncertain tax positions related to a prior year state income tax award, which was reversed based upon authoritative guidance issued during 2013.

        Of the total uncertain tax positions as of December 31, 2013, $16.4 million were included in other long-term liabilities within the consolidated balance sheets and $26.7 million were offset against deferred tax assets. The amount of uncertain tax positions that, if realized, would affect the Company's effective tax rate in future periods is approximately $40.9 million.

        The statute of limitations for assessment by the Internal Revenue Service, or IRS, and state taxing authorities is closed for tax years prior to December 31, 2010, although carryforward tax attributes that were generated prior to 2010 may still be adjusted upon examination by the relevant taxing authorities if they are used in a future period.

        The Company's 2011 federal income tax return is currently under audit by the IRS. Cubist is not able to determine any impact to its unrecognized tax benefits based on the preliminary stage of discussions with the IRS.

P. SEGMENT INFORMATION

        Cubist has one operating segment: the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. The Company's entire business is managed by a single management team, which reports to the Chief Executive Officer. For the years ended December 31, 2013, 2012 and 2011, 93%, 94% and 94%, respectively, of the Company's revenues were generated within the U.S., and substantially all of the Company's long-lived assets were held within the U.S.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Q. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table contains quarterly financial information for fiscal years 2013 and 2012. Cubist believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
	(in thousands, except per share data)
2013
Total revenues, net	$229,929	$258,779	$265,993		$299,741
Product revenues, net	$225,651	$254,462	$256,583		$295,737
Cost of product revenues	$55,675	$63,041	$60,989		$80,605
Net income (loss)	$6,088	$15,242	$(33,895)	(2)	$(6,006)	(1)
Basic net income (loss) per share	$0.09	$0.23	$(0.50)	(2)	$(0.08)	(1)
Diluted net income (loss) per share	$0.09	$0.23	$(0.50)	(2)	$(0.08)	(1)
2012
Total revenues, net	$211,692	$230,567	$238,181		$245,919
Product revenues, net	$206,803	$221,249	$230,313		$241,460
Cost of product revenues	$53,952	$58,891	$55,740		$61,474
Net income	$32,794	$43,123	$40,321		$37,837	(1)
Basic net income per share	$0.52	$0.68	$0.63		$0.59	(1)
Diluted net income per share	$0.45	$0.58	$0.55		$0.51	(1)

(1)
During the fourth quarters of 2013 and 2012, Cubist recorded impairment charges of $35.3 million and $38.7 million, respectively, to write down the bevenopran IPR&D asset, which was acquired in connection with the acquisition of Adolor in December 2011, to its revised fair value. The impairment charges were offset by related contingent consideration income of $36.2 million and $37.0 million recorded during the fourth quarters of 2013 and 2012, respectively. In addition, during the fourth quarter of 2013, Cubist recorded an impairment charge of $20.0 million, representing the write-off of the non-refundable option payment to Adynxx, which resulted from management's decision to not exercise the option to acquire 100% of the outstanding shares of Adynxx.

(2)
During the third quarter of 2013, Cubist recorded a $34.6 million loss on the induced conversion of $221.2 million of the principal amount of the Company's 2017 Notes in September 2013.

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

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has elected to exclude Optimer and Trius from management's assessment of internal control over financial reporting as of December 31, 2013. The excluded financial statement amounts of Optimer and Trius, constituted approximately 2.9% of our consolidated assets and 1.6% of our consolidated revenues as of and for the year ended December 31, 2013. Based on our evaluation under the framework in Internal Control—Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

        PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued their report regarding the effectiveness of the Company's internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

        There have not been any changes in the Company's internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required with respect to this item may be found in the definitive Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders, which currently is expected to be held on June 3, 2014. Such information is incorporated herein by reference.

        Our Board of Directors adopted a Code of Conduct and Ethics applicable to the Board of Directors, our Chief Executive Officer, Chief Financial Officer, other officers of Cubist and all other employees of Cubist. The Code of Conduct and Ethics is available on our web site, www.cubist.com.

We intend to disclose on our website any amendments or waivers to our Code of Conduct and Ethics that are required to be disclosed pursuant to SEC rules.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required with respect to this item may be found in the definitive Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders, which currently is expected to be held on June 3, 2014. Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required with respect to this item may be found in the definitive Proxy Statement to be delivered to Stockholders in connection with our Annual Meeting of Stockholders, which currently is expected to be held on June 3, 2014. Such information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required with respect to this item may be found in the definitive Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders, which currently is expected to be held on June 3, 2014. Such information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required with respect to this item may be found in the definitive Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders, which currently is expected to be held on June 3, 2014. Such information is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(A)
Documents Filed As Part Of Form 10-K:

1.     Financial Statements

        The following financial statements and supplementary data are included in Part II Item 8 filed as part of this report:

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets as of December 31, 2013 and 2012

  •
  Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011

  •
  Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011

  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

  •
  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2013, 2012 and 2011

  •
  Notes to Consolidated Financial Statements

2.     Financial Statement Schedule

        The following financial statement schedule is filed as part of this Annual Report on Form 10-K. Schedules not listed below have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

SCHEDULE II

Cubist Pharmaceuticals, Inc.
Valuation and Qualifying Accounts and Reserves

Description(1)	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(in thousands)
Year Ended December 31, 2011
Medicaid rebates	$6,279	23,796	(15,198)	$14,877
Chargebacks	$454	32,210	(32,026)	$638
Prompt pay discounts	$1,270	13,507	(13,333)	$1,444
Sales returns and allowances and wholesaler fees	$4,226	4,804	(2,914)	$6,116
Valuation allowance against deferred tax assets	$13,738	35	(603)	$13,170
Year Ended December 31, 2012
Medicaid and Medicare rebates	$14,877	26,874	(21,186)	$20,565
Chargebacks	$638	46,298	(46,029)	$907
Prompt pay discounts	$1,444	16,943	(16,827)	$1,560
Sales returns and allowances and wholesaler fees	$6,116	5,990	(5,388)	$6,718
Valuation allowance against deferred tax assets	$13,170	185	(14)	$13,341
Year Ended December 31, 2013
Medicaid and Medicare rebates	$20,565	23,558	(27,038)	$17,085
Chargebacks	$907	62,470	(61,579)	$1,798
Prompt pay discounts	$1,560	19,618	(19,124)	$2,054
Commercial rebates	$—	1,593	(83)	$1,510
Sales returns and allowances and wholesaler fees	$6,718	12,979	(7,575)	$12,122
Valuation allowance against deferred tax assets	$13,341	32,812	(692)	$45,461

(1)
Additions to sales returns and allowances, chargebacks, prompt pay discounts, wholesaler fees, Medicaid program rebates and Medicare coverage gap discount program rebates are recorded as a reduction of revenue. Reserves for returns, chargebacks, prompt pay discounts and wholesaler management fees are offset against accounts receivable and reserves for Medicaid program rebates, Medicare coverage gap discount program rebates and commercial rebates are included in accrued liabilities. In addition, the year ended December 31, 2013, includes $9.3 million in additions that resulted from the acquisition of Optimer.

3.     List of Exhibits

        Unless otherwise indicated, all references to previously filed Exhibits refer to Cubist's SEC filings under File No. 000-21379. Any Exhibit that was not previously filed is filed herewith.

†2.1	Agreement and Plan of Merger, dated December 12, 2009, among Cubist, SD Acquisition Corporation, Calixa Therapeutics Inc., or Calixa, and the other parties named therein (Exhibit 2.2, Annual Report on Form 10-K filed on February 26, 2010)
3.1	Restated Certificate of Incorporation of Cubist (Exhibit 3.1, Quarterly Report on Form 10-Q filed on November 12, 2013)
3.2	Amended and Restated By-Laws of Cubist (Exhibit 3.2, Quarterly Report on Form 10-Q filed on August 6, 2013)
4.1	Specimen certificate for shares of Common Stock (Exhibit 4.1, Annual Report on Form 10-K filed on March 1, 2006)
4.2	Indenture, dated October 25, 2010, between Cubist and the Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1, Current Report on Form 8-K filed on October 25, 2010)
4.3	Note, dated October 25, 2010 (Exhibit 4.5, Annual Report on Form 10-K filed on February 23, 2011)
4.4
Indenture, dated September 10, 2013, between Cubist and the Bank of New York Mellon Trust Company, N.A., as trustee, including the form of the 1.125% Convertible Senior Note due 2018 (Exhibit 4.1, Current Report on Form 8-K filed on September 10, 2013)
4.5
Indenture, dated September 10, 2013, between Cubist and the Bank of New York, as trustee, including the form of the 1.875% Convertible Senior Note due 2020 (Exhibit 4.2, Current Report on Form 8-K filed on September 10, 2013)
Management Contracts and Compensatory Plans or Arrangements**
10.1	Amended and Restated 1997 Employee Stock Purchase Plan (Exhibit 10.60, Annual Report on Form 10-K filed on February 26, 2010)
10.2	Amended and Restated 2000 Equity Incentive Plan, or 2000 Plan (Exhibit 10.1, Quarterly Report on Form 10-Q filed on May 12, 2008)
10.3	Form of Restricted Stock Unit Agreement for awards under 2000 Plan (Exhibit 10.55, Annual Report on Form 10-K filed on February 23, 2011)
10.4	Amended and Restated 2002 Directors' Equity Incentive Plan (Exhibit 10.2, Quarterly Report on Form 10-Q filed on May 1, 2012)
10.5	2010 Equity Incentive Plan, or 2010 Plan (Exhibit 10.1, Quarterly Report on Form 10-Q filed on November 2, 2011)
10.6	Form of Restricted Stock Unit Agreement for awards under 2010 Plan (Exhibit 10.49, Annual Report on Form 10-K filed on February 27, 2009)
10.7	2012 Equity Incentive Plan, or 2012 Plan (Exhibit 10.7, Annual Report on Form 10-K filed on February 27, 2013)
10.8	Form of Restricted Stock Unit Agreement for awards under 2012 Plan (Exhibit 10.8, Annual Report on Form 10-K filed on February 27, 2013)
10.9	Form of Restricted Stock Unit Agreement for Non-U.S. Employees under 2012 Plan (Exhibit 10.9, Annual Report on Form 10-K filed on February 27, 2013)

10.10	Form of Performance Unit Agreement for awards under 2012 Plan (Exhibit 10.10, Annual Report on Form 10-K filed on February 27, 2013)
10.11	Form of Stock Option Agreement for Non-U.S. Employees under 2012 Plan (Exhibit 10.11, Annual Report on Form 10-K filed on February 27, 2013)
10.12	2013 Short-Term Incentive Plan (Exhibit 10.1, Quarterly Report on Form 10-Q filed on May 7, 2013)
10.13	2014 Short-Term Incentive Plan
10.14	Performance-Based Management Incentive Plan (Exhibit 10.2, Quarterly Report on Form 10-Q filed on May 7, 2013)
10.15	Form of Retention Letter between Cubist and its Chief Executive Officer (Exhibit 10.1, Quarterly Report on Form 10-Q filed on August 6, 2013)
10.16	Form of Retention Letter between Cubist and its U.S. Executive Officers other than its Chief Executive Officer (Exhibit 10.2, Quarterly Report on Form 10-Q filed on August 6, 2013)
10.17	Form of Retention Letter between Cubist and its Senior Vice President and General Manager of International Business (Exhibit 10.3, Quarterly Report on Form 10-Q filed on August 6, 2013)
10.18	Director Compensation Summary Sheet (Exhibit 10.3, Quarterly Report on Form 10-Q filed on November 12, 2013)
Other Agreements
†10.19
Option and License Agreement, dated June 10, 1998, between Adolor and Roberts Laboratories Inc., predecessor-in-interest to Shire U.S., Inc. (Exhibit 10.5, Annual Report on Form 10-K filed on February 27, 2012)
*10.20
Development and Supply Agreement, dated April 3, 2000, between Cubist and Abbott Laboratories (currently known as Hospira Worldwide, Inc., or Hospira) (Exhibit 10.2, Quarterly Report on Form 10-Q filed on August 9, 2006)
*10.21	First Amendment, dated June 1, 2006, to Development and Supply Agreement between Cubist and Hospira, dated April 3, 2000 (Exhibit 10.1, Quarterly Report on Form 10-Q filed on August 9, 2006)
*10.22	Second Amendment, dated June 26, 2008, to Development and Supply Agreement between Cubist and Hospira, dated April 3, 2000 (Exhibit 10.2, Quarterly Report on Form 10-Q filed on August 4, 2008)
*10.23	Third Amendment, dated June 29, 2011, to Development and Supply Agreement between Cubist and Hospira, dated April 3, 2000 (Exhibit 10.6, Quarterly Report on Form 10-Q filed on July 29, 2011)
†10.24	Assignment and License Agreement, dated October 6, 2000, between Eli Lilly & Company, or Eli Lilly, and Cubist (Exhibit 10.6, Annual Report on Form 10-K filed on February 27, 2009)
10.25	Amendment No. 1, dated July 1, 2003, to Assignment and License Agreement between Cubist and Eli Lilly, dated October 6, 2000 (Exhibit 10.2, Quarterly Report on Form 10-Q filed on August 14, 2003)
10.26	Amendment No. 2, dated March 3, 2005, to Assignment and License Agreement between Cubist and Eli Lilly, dated October 6, 2000 (Exhibit 10.1, Quarterly Report on Form 10-Q filed on May 5, 2005)

†10.27	Manufacturing and Supply Agreement, dated September 30, 2001, between ACS Dobfar S.p.A., or ACSD, and Cubist (Exhibit 10.4, Quarterly Report on Form 10-Q filed on November 4, 2005)
10.28	First Amendment, dated May 8, 2002, to Manufacturing and Supply Agreement between ACSD and Cubist, dated September 30, 2001 (Exhibit 10.12, Annual Report on Form 10-K filed on February 27, 2009)
†10.29
Amendment No. 2, dated February 12, 2003, to Manufacturing and Supply Agreement between ACSD and Cubist, dated September 30, 2001 (Exhibit 10.6, Quarterly Report on Form 10-Q filed on November 4, 2005)
†10.30	Amendment No. 3, dated October 20, 2005, to Manufacturing and Supply Agreement between ACSD and Cubist, dated September 30, 2001 (Exhibit 10.2, Quarterly Report on Form 10-Q filed on November 4, 2005)
†10.31
Amendment No. 4, dated September 22, 2006, to Manufacturing and Supply Agreement between ACSD and Cubist, dated September 30, 2001 (Exhibit 10.26, Annual Report on Form 10-K filed on February 27, 2009)
†10.32	Amendment No. 5, dated November 17, 2009, to Manufacturing and Supply Agreement between ACSD and Cubist, dated September 30, 2001 (Exhibit 10.58, Annual Report on Form 10-K filed on February 26, 2010)
†10.33
Letter Agreement, dated February 19, 2010, to Amendment No. 5, dated November 17, 2009, to Manufacturing and Supply Agreement between ACSD and Cubist, dated September 30, 2001 (Exhibit 10.2, Quarterly Report on Form 10-Q filed on April 29, 2010)
10.34	Amendment No. 6, dated July 8, 2013, to Manufacturing and Supply Agreement between Cubist and ACSD, dated September 30, 2001 (Exhibit 10.1, Quarterly Report on Form 10-Q filed on November 12, 2013)
†10.35
License Agreement, dated October 2, 2003, between Cubist, Chiron Healthcare Ireland Ltd. (predecessor-in-interest to Chiron Blood Testing (Bermuda) Ltd., or Chiron, a subsidiary of Novartis AG), and Chiron Corporation (currently known as Novartis Vaccines & Diagnostics, Inc., or Novartis Vaccines, a subsidiary of Novartis AG) (Exhibit 10.16, Annual Report on Form 10-K filed on February 27, 2009)
†10.36	Amendment No. 1, dated April 1, 2004, to License Agreement between Cubist, Chiron, and Novartis Vaccines, dated October 2, 2003 (Exhibit 10.2, Quarterly Report on Form 10-Q filed on August 6, 2004)
10.37	Amendment No. 2, dated January 1, 2007, to License Agreement between Cubist, Chiron, and Novartis Vaccines, dated October 2, 2003 (Exhibit 10.27, Annual Report on Form 10-K filed on February 27, 2009)
10.38	Amendment No. 3, dated October 16, 2013, between Cubist and Chiron to License Agreement between Cubist, Chiron, and Novartis Vaccines, dated October 2, 2003
†10.39
Processing Services Agreement, dated August 11, 2004, between Cardinal Health PTS, LLC (predecessor-in-interest to Oso Biopharmaceuticals Manufacturing LLC, or Oso) and Cubist (Exhibit 10.3, Quarterly Report on Form 10-Q filed on November 4, 2005)
10.40	First Amendment, dated May 1, 2005, to Processing Services Agreement between Oso and Cubist, dated August 11, 2004 (Exhibit 10.21, Annual Report on Form 10-K filed on February 27, 2009)
†10.41	Amendment No. 2, dated April 18, 2007, to Processing Services Agreement between Oso and Cubist, dated August 11, 2004 (Exhibit 10.1, Quarterly Report on Form 10-Q filed on July 30, 2010)

†10.42	Amendment No. 3, dated January 1, 2010, to Processing Services Agreement between Oso and Cubist, dated August 11, 2004 (Exhibit 10.1, Quarterly Report on Form 10-Q filed on April 29, 2010)
†10.43	Fourth Amendment, dated January 1, 2011, to Processing Services Agreement between Oso and Cubist, dated August 11, 2004 (Exhibit 10.1, Quarterly Report on Form 10-Q filed on April 29, 2011)
†10.44	Amendment No. 5, dated May 1, 2012, to Processing Services Agreement between Oso and Cubist, dated August 11, 2004 (Exhibit 10.41, Annual Report on Form 10-K filed on February 27, 2013)
10.45
Prospective Buy-Back Agreement between Optimer and Par Pharmaceutical, Inc., dated January 19, 2007 (Exhibit 10.25, Optimer's Amendment No. 3 to Registration Statement on Form S-1 on January 22, 2007, File No. 333-138555)
†10.46
License Agreement, dated January 31, 2007, between Rx3 Pharmaceuticals, Inc. (predecessor-in-interest to Trius) and Dong-A Pharmaceutical Co., Ltd. (predecessor-in-interest to Dong-A ST Co., Ltd.) (Exhibit 10.13, Trius' Registration Statement on Form S-1 filed on November 6, 2009, File No. 333-162945)
†10.47	License Agreement, dated November 1, 2007, between Astellas Pharma Inc., or Astellas, and Calixa (Exhibit 10.33, Annual Report on Form 10-K filed on February 26, 2010)
10.48	Letter Agreement, dated September 7, 2010, to License Agreement between Astellas and Calixa, dated November 1, 2007 (Exhibit 10.1, Quarterly Report on Form 10-Q filed on October 29, 2010)
†10.49
Amendment, dated March 1, 2013, to License Agreement, dated November 1, 2007, between Astellas Pharma Inc., and Calixa Therapeutics Inc. (Exhibit 10.3, Quarterly Report on Form 10-Q filed on May 7, 2013)
†10.50	License Agreement between Adolor and Eli Lilly, effective as of September 18, 2009 (Exhibit 10.1 to Adolor's Quarterly Report on Form 10-Q filed on November 10, 2011, File No. 000-30039)
†10.51	Settlement and License Agreement, dated April 4, 2011, between Cubist and Teva (Exhibit 10.1, Quarterly Report on Form 10-Q filed on July 29, 2011)
†10.52
Termination Agreement, dated June 14, 2011, between Adolor, Glaxo Group Limited (predecessor-in-interest to GlaxoSmithKline Intellectual Property (No. 2) Limited, a subsidiary of GlaxoSmithKline plc) and GlaxoSmithKline LLC (formerly known as SmithKline Beecham Corporation d/b/a GlaxoSmithKline) (Exhibit 10.2 to Adolor's Quarterly Report on Form 10-Q filed on August 3, 2011, File No. 000-30039)
10.53
Contingent Payment Rights Agreement, dated December 6, 2011, between Cubist and Broadridge Corporate Issuer Solutions, Inc., or Broadridge (Exhibit 99.1, Current Report on Form 8-K filed on December 12, 2011)
†10.54
Credit Agreement, dated November 20, 2012, between Cubist, the Lenders, Royal Bank of Canada as an Issuing Bank and the Swingline Lender and Royal Bank of Canada as Administrative Agent (Exhibit 10.48, Annual Report on Form 10-K filed on February 27, 2013)
†10.55
Amendment No. 1, dated September 3, 2013, to Credit Agreement between Cubist, the Lenders, Royal Bank of Canada, or RBC, as an Issuing Bank and the Swingline Lender and RBC as Administrative Agent, dated November 20, 2012 (Exhibit 10.2, Quarterly Report on Form 10-Q filed on November 12, 2013)

10.56	Base convertible bond hedge transaction confirmation dated September 4, 2013, between Morgan Stanley & Co. International plc, or Morgan Stanley, and Cubist, in reference to the 1.125% Convertible Senior Notes due 2018 (Exhibit 10.1, Current Report on Form 8-K filed on September 5, 2013)
10.57
Base convertible bond hedge transaction confirmation, dated September 4, 2013, between Barclays Bank PLC, or Barclays, and Cubist, in reference to the 1.125% Convertible Senior Notes due 2018 (Exhibit 10.2, Current Report on Form 8-K filed on September 5, 2013)
10.58
Base convertible bond hedge transaction confirmation, dated September 4, 2013, between RBC and Cubist, in reference to the 1.125% Convertible Senior Notes due 2018 (Exhibit 10.3, Current Report on Form 8-K filed on September 5, 2013)
10.59
Base issuer warrant transaction confirmation, dated September 4, 2013, between Morgan Stanley and Cubist, in reference to the 1.125% Convertible Senior Notes due 2018 (Exhibit 10.4, Current Report on Form 8-K filed on September 5, 2013)
10.60
Base issuer warrant transaction confirmation, dated September 4, 2013, between Barclays and Cubist, in reference to the 1.125% Convertible Senior Notes due 2018 (Exhibit 10.5, Current Report on Form 8-K filed on September 5, 2013)
10.61
Base issuer warrant transaction confirmation, dated September 4, 2013, between RBC and Cubist, in reference to the 1.125% Convertible Senior Notes due 2018 (Exhibit 10.6, Current Report on Form 8-K filed on September 5, 2013)
10.62
Base convertible bond hedge transaction confirmation, dated September 4, 2013, between Morgan Stanley and Cubist, in reference to the 1.875% Convertible Senior Notes due 2020 (Exhibit 10.7, Current Report on Form 8-K filed on September 5, 2013)
10.63
Base convertible bond hedge transaction confirmation, dated September 4, 2013, between Barclays and Cubist, in reference to the 1.875% Convertible Senior Notes due 2020 (Exhibit 10.8, Current Report on Form 8-K filed on September 5, 2013)
10.64
Base convertible bond hedge transaction confirmation, dated September 4, 2013, between RBC and Cubist, in reference to the 1.875% Convertible Senior Notes due 2020 (Exhibit 10.9, Current Report on Form 8-K filed on September 5, 2013)
10.65
Base issuer warrant transaction confirmation, dated September 4, 2013, between Morgan Stanley and Cubist, in reference to the 1.875% Convertible Senior Notes due 2020 (Exhibit 10.10, Current Report on Form 8-K filed on September 5, 2013)
10.66
Base issuer warrant transaction confirmation, dated September 4, 2013, between Barclays and Cubist, in reference to the 1.875% Convertible Senior Notes due 2020 (Exhibit 10.11, Current Report on Form 8-K filed on September 5, 2013)
10.67
Base issuer warrant transaction confirmation, dated September 4, 2013, between RBC and Cubist, in reference to the 1.875% Convertible Senior Notes due 2020 (Exhibit 10.12, Current Report on Form 8-K filed on September 5, 2013)
10.68
Additional convertible bond hedge transaction confirmation, dated September 5, 2013, between Morgan Stanley and Cubist, in reference to the 1.125% Convertible Senior Notes due 2018 (Exhibit 10.1, Current Report on Form 8-K filed on September 10, 2013)
10.69
Additional convertible bond hedge transaction confirmation, dated September 5, 2013, between Barclays and Cubist, in reference to the 1.125% Convertible Senior Notes due 2018 (Exhibit 10.2, Current Report on Form 8-K filed on September 10, 2013)
10.70
Additional convertible bond hedge transaction confirmation, dated September 5, 2013, between RBC and Cubist, in reference to the 1.125% Convertible Senior Notes due 2018 (Exhibit 10.3, Current Report on Form 8-K filed on September 10, 2013)

10.71	Additional issuer warrant transaction confirmation, dated September 5, 2013, between Morgan Stanley and Cubist, in reference to the 1.125% Convertible Senior Notes due 2018 (Exhibit 10.4, Current Report on Form 8-K filed on September 10, 2013)
10.72
Additional issuer warrant transaction confirmation, dated September 5, 2013, between Barclays and Cubist, in reference to the 1.125% Convertible Senior Notes due 2018 (Exhibit 10.5, Current Report on Form 8-K filed on September 10, 2013)
10.73
Additional issuer warrant transaction confirmation, dated September 5, 2013, between RBC and Cubist, in reference to the 1.125% Convertible Senior Notes due 2018 (Exhibit 10.6, Current Report on Form 8-K filed on September 10, 2013)
10.74
Additional convertible bond hedge transaction confirmation, dated September 5, 2013, between Morgan Stanley and Cubist, in reference to the 1.875% Convertible Senior Notes due 2020 (Exhibit 10.7, Current Report on Form 8-K filed on September 10, 2013)
10.75
Additional convertible bond hedge transaction confirmation, dated September 5, 2013, between Barclays and Cubist, in reference to the 1.875% Convertible Senior Notes due 2020 (Exhibit 10.8, Current Report on Form 8-K filed on September 10, 2013)
10.76
Additional convertible bond hedge transaction confirmation, dated September 5, 2013, between RBC and Cubist, in reference to the 1.875% Convertible Senior Notes due 2020 (Exhibit 10.9, Current Report on Form 8-K filed on September 10, 2013)
10.77
Additional issuer warrant transaction confirmation, dated September 5, 2013, between Morgan Stanley and Cubist, in reference to the 1.875% Convertible Senior Notes due 2020 (Exhibit 10.10, Current Report on Form 8-K filed on September 10, 2013)
10.78
Additional issuer warrant transaction confirmation, dated September 5, 2013, between Barclays and Cubist, in reference to the 1.875% Convertible Senior Notes due 2020 (Exhibit 10.11, Current Report on Form 8-K filed on September 10, 2013)
10.79
Additional issuer warrant transaction confirmation, dated September 5, 2013, between RBC and Cubist, in reference to the 1.875% Convertible Senior Notes due 2020 (Exhibit 10.12, Current Report on Form 8-K filed on September 10, 2013)
10.80	Contingent Value Rights Agreement, dated September 11, 2013, between Cubist and Broadridge (Exhibit 10.1, Current Report on Form 8-K filed on September 17, 2013)
10.81	Contingent Value Rights Agreement, dated October 24, 2013, between Cubist and American Stock Transfer & Trust Company, LLC (Exhibit 10.1, Current Report on Form 8-K filed on October 24, 2013)
21.1	Subsidiaries of Cubist
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Cubist's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.

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

CUBIST PHARMACEUTICALS, INC.
Date: February 25, 2014	By:	/s/ MICHAEL W. BONNEY Michael W. Bonney Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. BONNEY Michael W. Bonney	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2014
/s/ MICHAEL J. TOMSICEK Michael J. Tomsicek	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2014
/s/ KENNETH M. BATE Kenneth M. Bate	Director	February 25, 2014
/s/ MARK H. CORRIGAN Mark H. Corrigan	Director	February 25, 2014
/s/ JANE E. HENNEY Jane E. Henney	Director	February 25, 2014
/s/ NANCY J. HUTSON Nancy J. Hutson	Director	February 25, 2014
/s/ ALISON LAWTON Alison Lawton	Director	February 25, 2014
/s/ KENNETH J. MARTIN Kenneth J. Martin	Director	February 25, 2014
/s/ LEON O. MOULDER, JR. Leon O. Moulder, Jr.	Director	February 25, 2014
/s/ MARTIN ROSENBERG Martin Rosenberg	Director	February 25, 2014

Signature	Title	Date

/s/ J. MATTHEW SINGLETON J. Matthew Singleton	Director	February 25, 2014
/s/ MARTIN H. SOETERS Martin H. Soeters	Director	February 25, 2014
/s/ MICHAEL B. WOOD Michael B. Wood	Director	February 25, 2014