Form 10-Q
period 2014-03-31
CUBIST PHARMACEUTICALS INC
filed 2014-05-02
CIK 912183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Number of shares of the registrant’s Common Stock, $.001 par value, outstanding on April 28, 2014: 75,305,323.

Cubist Pharmaceuticals, Inc.

Form 10-Q

For the Quarter Ended March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$102,277	$91,058
Short-term investments	463,734	487,500
Accounts receivable, net	101,172	123,155
Inventory	57,975	57,663
Deferred tax assets, net	84,574	52,108
Prepaid expenses and other current assets	58,525	58,285
Total current assets	868,257	869,769
Property and equipment, net	176,963	177,544
In-process research and development	896,400	896,400
Goodwill	383,018	383,018
Other intangible assets, net	704,881	721,066
Other assets	102,910	98,024
Total assets	$3,132,429	$3,145,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,861	$31,877
Accrued liabilities	173,518	245,078
Short-term deferred revenue	6,545	6,411
Short-term contingent consideration	62,061	20,428
Other current liabilities	6,371	7,034
Total current liabilities	285,356	310,828
Long-term deferred revenue	29,809	31,010
Long-term deferred tax liabilities, net	383,716	357,802
Long-term contingent consideration	127,943	202,894
Long-term debt, net	826,250	817,830
Other long-term liabilities	31,980	31,726
Total liabilities	1,685,054	1,752,090
Commitments and contingencies (Notes B, D, H, J, K and L)
Stockholders’ equity:
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 150,000,000 shares; 75,260,018 and 74,428,087 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	75	74
Additional paid-in capital	1,391,609	1,362,240
Accumulated other comprehensive income	256	215
Retained earnings	55,435	31,202
Total stockholders’ equity	1,447,375	1,393,731
Total liabilities and stockholders’ equity	$3,132,429	$3,145,821

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
Revenues:
U.S. product revenues, net	$240,458	$213,248
International product revenues	17,027	12,403
Service revenues	—	3,624
Other revenues	3,748	654
Total revenues, net	261,233	229,929
Costs and expenses:
Cost of product revenues	73,541	55,675
Research and development expense	120,603	114,209
Contingent consideration (income) expense	(33,318)	2,053
Selling, general and administrative expense	69,662	48,201
Restructuring charges	2,439	—
Total costs and expenses	232,927	220,138
Operating income	28,306	9,791
Other expense (income), net:
Interest income	(377)	(742)
Interest expense	14,395	7,184
Other expense (income)	69	(240)
Total other expense (income), net	14,087	6,202
Income before income taxes	14,219	3,589
Benefit from income taxes	(10,014)	(2,499)
Net income	$24,233	$6,088

Basic net income per common share	$0.32	$0.09
Diluted net income per common share	$0.30	$0.09

Shares used in calculating:
Basic net income per common share	74,934,776	64,935,601
Diluted net income per common share	85,596,348	67,034,457

Total comprehensive income	$24,274	$6,112

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$24,233	$6,088
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	20,350	8,472
Amortization and accretion of investments	2,224	3,224
Amortization of debt discount and debt issuance costs, excluding write-off of debt issuance costs	9,648	3,979
Deferred income taxes	(6,552)	(7,264)
Stock-based compensation	8,841	7,729
Contingent consideration	(33,318)	2,053
Other non-cash	6,901	2,299
Changes in assets and liabilities:
Accounts receivable	21,983	808
Inventory	(10,462)	(365)
Prepaid expenses and other current assets	(240)	5,667
Other assets	960	196
Accounts payable and accrued liabilities	(68,929)	(52,962)
Deferred revenue and other liabilities	(2,231)	256
Net cash used in operating activities	(26,592)	(19,820)
Cash flows from investing activities:
Purchases of property and equipment	(1,884)	(3,864)
Purchases of investments	(23,942)	(405,155)
Proceeds from maturities of investments	45,450	399,650
Payment for purchase option	—	(20,000)
Net cash provided by (used in) investing activities	19,624	(29,369)
Cash flows from financing activities:
Issuance of common stock, net	17,278	5,574
Excess tax benefit on stock-based awards	1,497	2,583
Other	(663)	—
Net cash provided by financing activities	18,112	8,157
Net increase (decrease) in cash and cash equivalents	11,144	(41,032)
Effect of changes in foreign exchange rates on cash balances	75	—
Cash and cash equivalents at beginning of period	91,058	104,041
Cash and cash equivalents at end of period	$102,277	$63,009

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

A.            BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Cubist Pharmaceuticals, Inc. (“we,” “our,” or “us”) in accordance with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end condensed consolidated financial statements were derived from audited financial statements, but certain information and footnote disclosures required by GAAP normally included in our annual consolidated financial statements have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (SEC) on February 25, 2014. The condensed consolidated financial statements, in the opinion of management, reflect all normal and recurring adjustments necessary for a fair statement of our financial position and results of operations.

The accompanying condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Our results of operations for the three months ended March 31, 2014, include the results of Optimer Pharmaceuticals, Inc. (Optimer), and Trius Therapeutics, Inc. (Trius), which we acquired in October 2013 and September 2013, respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires extensive use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. The most significant assumptions are employed in estimates used in determining the values of: inventory; investments; acquisition-date fair value and subsequent fair value estimates used to assess impairment of long-lived assets, including goodwill, in-process research and development (IPR&D) and other intangible assets; accrued clinical research costs; contingent consideration; income taxes; stock-based compensation; product rebate, chargeback and return accruals; as well as in estimates used in accounting for contingencies and revenue recognition. Actual results could differ from these estimates.

Concentration of Risk

Our accounts receivable as of March 31, 2014 and December 31, 2013, primarily represent amounts due to us from wholesalers, including AmerisourceBergen Drug Corporation, Cardinal Health, Inc. and McKesson Corporation. We perform ongoing credit evaluations of our key wholesalers, distributors and other customers, and generally do not require collateral. For the three months ended March 31, 2014 and 2013, we did not have any significant write-offs of accounts receivable, and our days sales outstanding has not significantly changed since December 31, 2013.

	Percentage of Total Accounts Receivable Balance as of
	March 31, 2014	December 31, 2013
AmerisourceBergen Drug Corporation	17%	18%
Cardinal Health, Inc.	18%	17%
McKesson Corporation	19%	18%

	Percentage of Total Net Revenues for the Three Months Ended March 31,
	2014	2013
AmerisourceBergen Drug Corporation	18%	20%
Cardinal Health, Inc.	17%	17%
McKesson Corporation	19%	18%

IPR&D

IPR&D acquired in a business combination is capitalized on our condensed consolidated balance sheets at its acquisition-date fair value, net of any accumulated impairment losses. Until the underlying project is completed, these assets are accounted for as indefinite-lived intangible assets, subject to impairment testing. Once the project is completed, the carrying value of the IPR&D is amortized over the estimated useful life of the asset. Post-acquisition research and development expenses related to the acquired IPR&D are expensed as incurred.

IPR&D is tested for impairment on an annual basis, or more frequently if impairment indicators are present. If IPR&D becomes impaired or is abandoned, the carrying value of the IPR&D is written down to its revised fair value with the related impairment charge recognized in the period in which the impairment occurs. If the fair value of the asset becomes impaired as the result of unfavorable data from any ongoing or future clinical trial, changes in assumptions that negatively impact projected cash flows, or because of any other information regarding the prospects of successfully developing or commercializing our product candidates, we could incur significant charges in the period in which the impairment occurs. The valuation techniques utilized in performing impairment tests incorporate significant assumptions and judgments to estimate the fair value, and the use of different valuation techniques or different assumptions could result in materially different fair value estimates.

Revenue Recognition

Our principal sources of revenue during the periods were: (i) product revenues of CUBICIN® (daptomycin for injection), DIFICID® (fidaxomicin), and ENTEREG® (alvimopan) in the United States (U.S.); (ii) revenues derived from sales of CUBICIN and DIFICID by our international distribution partners; (iii) license fees and milestone payments that are derived from collaboration, license and commercialization agreements with other biopharmaceutical companies; and (iv) prior to our acquisition of Optimer, service revenues derived from our co-promotion agreement with Optimer for the promotion and support of DIFICID in the U.S., which was terminated on October 24, 2013, as a result of our acquisition of Optimer. Product revenue amounts exclude sales of DIFICID prior to our acquisition of Optimer. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and collectibility of the resulting receivable is reasonably assured.

U.S. Product Revenues, net

All revenues from product sales are recorded net of applicable provisions and allowances in the same period the related sales are recorded.

Gross U.S. product revenues were offset by provisions for the three months ended March 31, 2014 and 2013, as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Gross U.S. product revenues	$285,512	$245,947
Provisions offsetting U.S. product revenues:
Contractual adjustments	(19,953)	(14,018)
Governmental rebates	(25,101)	(18,681)
Total provisions offsetting product revenues	(45,054)	(32,699)
U.S. product revenues, net	$240,458	$213,248

Certain product sales qualify for rebates or discounts from standard list pricing due to contractual agreements or government-sponsored programs. Contractual adjustments include provisions for returns, pricing and early payment discounts extended to our external customers, as well as wholesaler distribution fees, and volume-based and other commercial rebates. Governmental rebates represent estimated amounts for government-mandated rebates and discounts relating to federal and state programs, such as Medicaid, the Veterans’ Administration and Department of Defense (DoD) programs, the Medicare Part D Coverage Gap Discount Program and certain other qualifying federal and state government programs. Estimates and assumptions for reserves are analyzed quarterly.

International Product Revenues

Sales with international distribution partners are based upon contractually predetermined transfer price arrangements. Once our distribution partner sells the product to a third party, we may also be owed an additional payment or royalty. Certain agreements with our distribution partners contain multiple elements in which we have continuing performance obligations. In arrangements for which we determine that the undelivered elements can not be separated from the delivered elements, payments from distribution partners are recorded as deferred revenue and amortized to international product revenues over the remaining performance obligation.

Basic and Diluted Net Income Per Share

Basic net income per common share has been computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per common share has been computed by dividing diluted net income by the diluted number of shares outstanding during the period. Except where the result would be antidilutive to net income, diluted net income per common share has been computed assuming the conversion of obligations and the elimination of the interest expense related to our 2.50% convertible senior notes due 2017 (2017 Notes), 1.125% convertible senior notes due 2018 (2018 Notes), 1.875% convertible senior notes due 2020 (2020 Notes), the exercise of stock options, the exercise of warrants issued in connection with the convertible bond hedge transactions discussed below, and the vesting of restricted stock units (RSUs), as well as their related income tax effects.

In September 2013, in connection with the issuance of the 2018 Notes and 2020 Notes, we entered into convertible bond hedge transactions. The convertible bond hedges are not considered for purposes of calculating the number of diluted shares outstanding, as their effect would be antidilutive. The convertible bond hedges are generally expected, but not guaranteed, to reduce the potential dilution upon conversion of the 2018 Notes and 2020 Notes. See Note H., “Debt,” for additional information.

The following table sets forth the computation of basic and diluted net income per common share for the periods presented:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except share and per share data)
Net income, basic	$24,233	$6,088
Effect of dilutive securities:
Interest on 2017 Notes, net of tax	749	—
Debt issuance costs related to 2017 Notes, net of tax	99	—
Debt discount amortization related to 2017 Notes, net of tax	1,006	—
Net income, diluted	$26,087	$6,088

Shares used in calculating basic net income per common share	74,934,776	64,935,601
Effect of dilutive securities:
Options to purchase shares of common stock and RSUs	2,818,629	2,098,856
2017 Notes convertible into shares of common stock	7,842,943	—
Shares used in calculating diluted net income per common share	85,596,348	67,034,457

Basic net income per common share	$0.32	$0.09
Diluted net income per common share	$0.30	$0.09

Potential common shares excluded from the calculation of diluted net income per common share, as their inclusion would have been antidilutive, were as follows:

	Three Months Ended March 31,
	2014	2013
Options to purchase shares of common stock and RSUs	497,283	2,501,854
Warrants	9,705,442	—
2020 Notes convertible into shares of common stock	5,459,311	—
2018 Notes convertible into shares of common stock	4,246,131	—
2017 Notes convertible into shares of common stock	—	15,424,152

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. Amounts recorded to accumulated other comprehensive income for the three months ended March 31, 2014 and 2013, were not material. Additionally, there were no reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2014 and 2013.

Recent Accounting Pronouncements

None.

B.            BUSINESS COMBINATIONS AND ACQUISITIONS

On October 24, 2013, we completed our acquisition of Optimer, then a publicly-held biopharmaceutical company, upon which Optimer became our wholly-owned subsidiary. The transaction provided us with an existing commercialized product, DIFICID. Under the terms of the merger agreement, we purchased 100% of the issued and outstanding shares of Optimer common stock for: (i) $10.75 per share in cash, plus (ii) one transferable contingent value right (CVR) per share, which entitles the holder to receive an additional cash payment of up to $5.00 per CVR upon achievement of certain sales milestones for a maximum, undiscounted potential CVR payout of $253.9 million. The CVRs are listed on the NASDAQ Global Select Market under the symbol “CBSTZ,” and this contingent consideration is recorded as a liability and measured at fair value based upon the market price of the CVR on the day of valuation. See Note D., “Fair Value Measurements,” for additional information.

On September 11, 2013, we completed our acquisition of Trius, then a publicly-held biopharmaceutical company, upon which Trius became our wholly-owned subsidiary. The transaction provided us with an existing late-stage product candidate, SIVEXTRO™ (tedizolid phosphate). Under the terms of the merger agreement, we purchased 100% of the issued and outstanding shares of Trius common stock for: (i) $13.50 per share in cash, plus (ii) one non-transferable CVR per share, which entitles the holder to receive an additional cash payment of up to $2.00 per CVR upon achievement of certain sales milestones for a maximum, undiscounted potential CVR payout of $108.4 million. The CVRs may not be sold, assigned, transferred, pledged, encumbered or disposed of, subject to limited exceptions. Contingent consideration is recorded as a liability and measured at fair value based upon significant unobservable inputs. See Note D., “Fair Value Measurements,” for additional information.

The acquisition-date fair value of the consideration transferred for the Optimer and Trius acquisitions was as follows:

	Total Acquisition-Date Fair Value
	Optimer	Trius
	(in thousands)
Cash transferred	$569,452	$695,710
Contingent consideration	115,634	4,603
Total consideration transferred	$685,086	$700,313

The transactions were accounted for as business combinations under the acquisition method of accounting. Accordingly, the tangible and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the acquisition dates, with the difference between the acquisition-date fair value of the consideration transferred recorded as goodwill.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective dates of acquisition:

	Optimer	Trius
	October 24, 2013	September 11, 2013
	(in thousands)
Cash	$31,466	$22,697
Investments	42,067	39,513
Inventory	32,000	—
IPR&D	—	659,000
DIFICID intangible asset	561,000	—
Contract intangible asset	36,000	—
Deferred tax assets	116,199	92,567
Goodwill	108,631	160,257
Other assets acquired	15,942	5,522
Total assets acquired	943,305	979,556
Deferred tax liabilities	(224,110)	(248,884)
Other liabilities assumed	(34,109)	(30,359)
Total liabilities assumed	(258,219)	(279,243)
Total net assets acquired	$685,086	$700,313

The purchase price allocations were prepared on a preliminary basis and are subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed. During 2013, we recorded measurement period adjustments related to the Trius acquisition that resulted in an immaterial change to the purchase price allocation. Any adjustments to the Optimer purchase price allocation or any additional adjustments to the Trius purchase price allocation will be made as soon as practicable but no later than one year from the respective dates of acquisition.

Goodwill is not expected to be deductible for income tax purposes. Goodwill is recorded as an indefinite-lived asset and is not amortized but tested for impairment on an annual basis or when indications of impairment exist.

C.            INVESTMENTS

Marketable Securities

The following table summarizes the amortized cost and estimated fair value of our marketable securities, which are considered to be available-for-sale investments and included in short-term investments on the condensed consolidated balance sheets:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Balance as of March 31, 2014
Bank deposits	$45,000	$—	$—	$45,000
U.S. Treasury securities	62,912	10	—	62,922
Corporate and municipal notes	340,564	103	(6)	340,661
Total	$448,476	$113	$(6)	$448,583

Balance as of December 31, 2013
Bank deposits	$40,000	$—	$—	$40,000
U.S. Treasury securities	67,648	6	(4)	67,650
Corporate and municipal notes	362,561	173	(36)	362,698
Total	$470,209	$179	$(40)	$470,348

The following table contains information regarding the range of contractual maturities of our marketable securities:

	March 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$448,476	$448,583	$470,209	$470,348

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the tables above. In addition, certificates of deposit of $15.2 million and $17.2 million as of March 31, 2014 and December 31, 2013, respectively, were included within short-term investments in the condensed consolidated balance sheets but are excluded from the tables above as they were not deemed to be securities.

D.            FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents: (1)
Money market funds	$148	$—	$—	$148
Short-term investments: (2)
Bank deposits	—	45,000	—	45,000
U.S. Treasury securities	62,922	—	—	62,922
Corporate and municipal notes	—	340,661	—	340,661
Total assets	$63,070	$385,661	$—	$448,731
Liabilities
Contingent consideration - Optimer CVRs	$33,011	$—	$—	$33,011
Contingent consideration - other	—	—	156,993	156,993
Total liabilities	$33,011	$—	$156,993	$190,004

(1)         Excludes $102.1 million of cash as of March 31, 2014.

(2)         Excludes certificates of deposit of $15.2 million recorded at cost as of March 31, 2014.

Marketable Securities

We classify our money market funds and U.S. Treasury securities as Level 1 assets under the fair value hierarchy as these assets have been valued using quoted market prices in active markets without any valuation adjustment. We classify our bank deposits and corporate and municipal notes as Level 2 assets under the fair value hierarchy, as these assets have been valued using information obtained through a third-party pricing service at each balance sheet date, using observable market inputs that may include trade information, broker or dealer quotes, bids, offers, or a combination of these data sources.

Contingent Consideration

Level 1

In connection with the acquisition of Optimer, we issued one transferable CVR for each outstanding share of Optimer’s common stock. The fair value of the liability relating to the amount payable by us to the holders of the CVRs upon the achievement of certain sales milestones for DIFICID and other specified products was $33.0 million and $68.6 million as of March 31, 2014 and December 31, 2013, respectively. The fair value of the liability is based upon the market price of the security, which is traded in an active market. Changes in the fair value of the liability related to changes in the market price of the security are recognized within the condensed consolidated statements of comprehensive income. The undiscounted amount of contingent consideration that we could pay to the holders of the Optimer CVRs ranges from zero to $253.9 million.

Level 3

In connection with the acquisitions of Trius, Adolor Corporation (Adolor) and Calixa Therapeutics Inc. (Calixa), we recorded contingent consideration pertaining to the amounts potentially payable to the former stockholders of each company. Such contingent consideration is measured at fair value and based on significant inputs not observable in the market. The valuation of contingent consideration uses assumptions we believe would be made by a market participant. We assess these estimates on an ongoing basis as additional data impacting the assumptions is obtained. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the condensed consolidated statements of comprehensive income.

Contingent consideration may change significantly as development progresses and additional data is obtained that will affect our assumptions regarding probabilities of successful achievement of related milestones used to estimate the fair value of the liability and the timing in which they are expected to be achieved. In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques could result in materially different fair value estimates.

The following table provides quantitative information associated with the fair value measurement of our Level 3 contingent consideration:

	Contingent Consideration
	Trius	Adolor	Calixa
Fair Value as of March 31, 2014 (in thousands)	$5,109	$44,782	$107,102
Valuation technique	Probability-adjusted discounted cash flow	Probability-adjusted discounted cash flow	Probability-adjusted discounted cash flow
Unobservable inputs:
Probabilities of success - range (weighted average)	4.0% - 6.5% (5.8%)	25.0% - 30.0% (27.0%)	40.0% - 86.0% (65.0%)
Periods in which milestones are expected to be achieved	2016	2018 - 2022	2014 - 2018
Discount rate	8%	5.3% / 13.0%	5.3%

The significant unobservable inputs used in the fair value measurement of our contingent consideration are the probabilities of successful achievement of development, regulatory and sales milestones, the period in which these milestones are expected to be achieved and a discount rate. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant increases or decreases in the discount rate and/or the period in which the milestones will be achieved would result in a significantly lower or higher fair value measurement, respectively.

Trius Therapeutics, Inc.—The fair value of contingent consideration payable by us to the former stockholders of Trius upon the achievement of certain sales milestones of SIVEXTRO and other specified products was estimated to be $5.1 million and $5.0 million as of March 31, 2014 and December 31, 2013, respectively. The change in the fair value of the contingent consideration liability during the three months ended March 31, 2014, is due to the time value of money. The undiscounted amount of contingent consideration that we could pay to the former stockholders of Trius under the merger agreement ranges from zero to $108.4 million. SIVEXTRO is in development for the potential treatment of certain serious Gram-positive bacterial infections, including those caused by methicillin-resistant Staphylococcus aureus (MRSA).

Adolor Corporation—The fair value of contingent consideration payable by us to the former stockholders of Adolor upon the achievement of certain regulatory milestones, sales milestones or a combination of both, with respect to bevenopran, was estimated to be $44.8 million and $44.2 million as of March 31, 2014 and December 31, 2013, respectively. The change in the fair value of the contingent consideration liability during the three months ended March 31, 2014, is due to the time value of money. The aggregate remaining, undiscounted amount of contingent consideration that we could pay to the former stockholders of Adolor under the merger agreement ranges from zero to $233.8 million. Bevenopran is in development for the potential treatment of opioid-induced constipation (OIC) in patients with chronic, non-cancer pain.

Calixa Therapeutics Inc.—The fair value of contingent consideration relating to amounts payable by us to the former stockholders of Calixa upon the achievement of certain regulatory and sales milestones with respect to ceftolozane/tazobactam was estimated to be $107.1 million and $105.6 million as of March 31, 2014 and December 31, 2013, respectively. The change in the fair value of the contingent consideration liability during the three months ended March 31, 2014, is due to the time value of money. The aggregate remaining, undiscounted amount of contingent consideration that we could pay to the former stockholders of Calixa under the merger agreement ranges from zero to $180.0 million. Ceftolozane/tazobactam is being developed as a potential treatment for complicated urinary tract infections (cUTI), complicated intra-abdominal infections (cIAI), hospital-acquired bacterial pneumonia (HABP) and ventilator-associated bacterial pneumonia (VABP).

Changes in the fair value of our Level 3 contingent consideration were as follows:

Contingent Consideration
(in thousands)
Beginning balance as of December 31, 2013	$154,761
Contingent consideration expense	2,232
Ending balance as of March 31, 2014	$156,993

Other Fair Value Measurements

Debt

We estimate the fair value of our 2020 Notes, 2018 Notes and 2017 Notes (Convertible Senior Notes) by using a quoted market rate in an inactive market, which is classified as a Level 2 input. The estimated fair values of the Convertible Senior Notes consisted of the following at:

	March 31, 2014	December 31, 2013
	(in thousands)
2020 Notes	$530,487	$516,843
2018 Notes	414,733	403,473
2017 Notes	581,198	550,317
Total estimated fair value of Convertible Senior Notes	$1,526,418	$1,470,633

See Note H., “Debt,” for additional information.

Payable to Glaxo

In connection with the acquisition of Adolor in December 2011, we assumed the obligation to pay Glaxo Group Limited (Glaxo) six annual payments aggregating to $22.5 million as a result of Adolor’s termination of its collaboration agreement with Glaxo in September 2011. The amount payable to Glaxo was recorded at its estimated fair value at the time of acquisition and is allocated between current and non-current liabilities within the condensed consolidated balance sheets based on the contractual payment dates. The fair value estimate utilizes a discount rate, which is classified as a Level 3 input. As of March 31, 2014, the $14.5 million carrying value of the remaining annual payments to Glaxo approximates its fair value. Imputed interest on the amount payable to Glaxo is recorded as interest expense within the condensed consolidated statements of comprehensive income.

E.           INVENTORY

Inventory consisted of the following at:

	March 31, 2014	December 31, 2013
	(in thousands)
Raw materials	$15,611	$17,904
Work-in-process	8,143	8,104
Finished goods	34,221	31,655
Inventory	57,975	57,663
Included in other assets:
Raw materials	65,363	57,284
Work-in-process	—	1,882
Finished goods	872	—
Total	$124,210	$116,829

Inventory included in other assets within the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013, represents the amount of DIFICID and ENTEREG inventory held in excess of the amount expected to be sold within one year. In connection with the acquisitions of Optimer and Adolor, we recorded the acquired DIFICID and ENTEREG inventory, respectively, at fair value, which required a step-up adjustment to recognize the inventory at its expected net realizable value.

F.             GOODWILL, IPR&D AND OTHER INTANGIBLE ASSETS, NET

Goodwill

Our goodwill balance as of March 31, 2014, remained unchanged from the balance as of December 31, 2013. As of March 31, 2014, there were no accumulated impairment losses. Goodwill has been assigned to our single reporting unit, which is the single operating segment by which the chief operating decision maker manages the business. See Note M., “Segment Information,” for additional information.

IPR&D

The carrying value of our IPR&D assets consisted of the following at:

	March 31, 2014	December 31, 2013
	(in thousands)
Development and potential commercialization of:
SIVEXTRO	$659,000	$659,000
Bevenopran	43,400	43,400
Ceftolozane/tazobactam for HABP and VABP	174,000	174,000
Ceftolozane/tazobactam for cUTI and cIAI	20,000	20,000
Total IPR&D	$896,400	$896,400

Other Intangible Assets

Other intangible assets, net consisted of the following at:

	March 31, 2014	December 31, 2013
	(in thousands)
Patents	$2,627	$2,627
Acquired technology rights	788,800	788,800
Other intangible assets, gross	791,427	791,427
Less: accumulated amortization — patents	(2,508)	(2,493)
accumulated amortization — acquired technology rights	(84,038)	(67,868)
Other intangible assets, net	$704,881	$721,066

Amortization expense was $16.2 million and $5.1 million for the three months ended March 31, 2014 and 2013, respectively, and is primarily included within cost of products revenue. The increase in amortization expense was primarily due to amortization of the DIFICID intangible asset associated with our acquisition of Optimer, which is included in acquired technology rights.

The estimated aggregate amortization of intangible assets as of March 31, 2014, for each of the five succeeding years and thereafter is as follows:

(in thousands)
Remainder of 2014	$48,556
2015	64,741
2016	63,460
2017	62,221
2018	62,221
2019 and thereafter	403,682
Total	$704,881

G.           ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	March 31, 2014	December 31, 2013
	(in thousands)
Accrued royalties	$37,884	$83,591
Accrued clinical trials	52,782	44,830
Accrued bonus	7,056	24,540
Accrued restructuring	6,926	19,753
Accrued Medicaid, Medicare and commercial rebates	19,711	18,595
Accrued benefits and incentive compensation	12,918	18,183
Other accrued costs	36,241	35,586
Accrued liabilities	$173,518	$245,078

H.           DEBT

Convertible Senior Notes

Long-term debt, net is comprised of our Convertible Senior Notes, as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
2020 Convertible Senior Notes
Principal amount outstanding	$450,000	$450,000
Unamortized discount	(107,652)	(111,015)
Net carrying amount	342,348	338,985
2018 Convertible Senior Notes
Principal amount outstanding	350,000	350,000
Unamortized discount	(62,637)	(65,733)
Net carrying amount	287,363	284,267
2017 Convertible Senior Notes
Principal amount outstanding	228,818	228,822
Unamortized discount	(32,279)	(34,244)
Net carrying amount	196,539	194,578
Total Convertible Senior Notes
Principal amount outstanding	1,028,818	1,028,822
Unamortized discount	(202,568)	(210,992)
Net carrying amount	$826,250	$817,830

In accordance with accounting guidance for debt with conversion and other options, we separately accounted for the liability and equity components of the Convertible Senior Notes by allocating the proceeds between the liability component and the embedded conversion option, or equity component, due to our ability to settle the Convertible Senior Notes in cash, common stock or a combination of cash and common stock upon conversion, at our option. The allocation was performed in a manner that reflected our non-convertible borrowing rate for similar debt. The equity component of the Convertible Senior Notes was recognized as a debt discount and represents the difference between the proceeds from the issuance of the convertible notes and the fair value of the liability of the Convertible Senior Notes on their respective issuance dates. The debt discount is amortized to interest expense using the effective interest method over the expected life of a similar liability without an equity component.

2018 Convertible Senior Notes and 2020 Convertible Senior Notes

In September 2013, we issued $800.0 million aggregate principal amount of convertible senior unsecured notes in two series, with one series consisting of $350.0 million aggregate principal amount of the 2018 Notes, and the other series consisting of $450.0 million aggregate principal amount of the 2020 Notes, resulting in net proceeds to us, after debt issuance costs, of $775.6 million. The 2018 Notes and 2020 Notes are convertible into common stock at an initial conversion rate of 12.1318 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $82.43 per share of common stock. Holders of the 2018 Notes and 2020 Notes may convert their notes at any time prior to the close of business on the business day immediately before March 1, 2018, or March 1, 2020, respectively, only under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events.

The 2018 Notes and 2020 Notes will mature on September 1, 2018 and 2020, respectively, unless repurchased or converted in accordance with their terms prior to such date. The 2018 Notes and 2020 Notes bear cash interest at an annual rate of 1.125%

and 1.875%, respectively, which is payable on March 1st and September 1st of each year, beginning on March 1, 2014. As of March 31, 2014, the “if-converted value” did not exceed the principal amount of the 2018 Notes and 2020 Notes.

2017 Convertible Senior Notes

In October 2010, we issued $450.0 million aggregate principal amount of the 2017 Notes, resulting in net proceeds to us, after debt issuance costs, of $436.0 million. In September 2013, holders of $221.2 million aggregate principal amount of the 2017 Notes converted their notes into common stock in privately negotiated transactions. The remaining 2017 Notes are convertible into common stock at an initial conversion rate of 34.2759 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $29.18 per share of common stock. Holders of the 2017 Notes may convert the 2017 Notes at any time prior to the close of business on the business day immediately preceding May 1, 2017, only under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events.

The remaining 2017 Notes will mature on November 1, 2017, unless repurchased or converted in accordance with their terms prior to such date. The 2017 Notes bear cash interest at an annual rate of 2.50%, which is payable on May 1st and November 1st of each year. As of March 31, 2014, the “if-converted value” exceeded the remaining principal amount of the 2017 Notes by $344.9 million.

Convertible Bond Hedge and Warrant Transactions

To minimize the impact of potential dilution to our common stock upon conversion of the 2018 Notes and 2020 Notes, we entered into convertible bond hedges covering 9,705,442 shares of our common stock. The convertible bond hedges have an exercise price of approximately $82.43 per share and are exercisable when and if the 2018 Notes and 2020 Notes are converted. If upon conversion of the 2018 Notes and 2020 Notes, the price of our common stock is above the exercise price of the convertible bond hedges, the counterparties will deliver shares of our common stock and/or cash with an aggregate value approximately equal to the difference between the price of our common stock at the conversion date and the exercise price, multiplied by the number of shares of our common stock related to the convertible bond hedge transaction being exercised. The convertible bond hedges are separate transactions entered into by us and are not part of the terms of the 2018 Notes, 2020 Notes or the warrants described below. Holders of the 2018 Notes, 2020 Notes and warrants will not have any rights with respect to the convertible bond hedges. We paid $179.4 million for these convertible bond hedges and recorded this amount as a reduction to additional paid-in capital, net of tax.

Concurrently with entering into the convertible bond hedge transactions, we entered into warrant transactions whereby we sold warrants to acquire, subject to customary adjustments, 9,705,442 shares of our common stock with an exercise price of approximately $96.43 per share, also subject to adjustment. The warrants are exercisable over the 80 trading day period beginning on November 30, 2018, or November 30, 2020, as applicable. The warrants will have a dilutive effect to the extent that the market price per share of our common stock, as measured under the terms of the warrant transactions, exceeds the applicable exercise price of the warrants during the measurement period at the maturity of the warrants. We received $121.7 million for these warrants and recorded this amount to additional paid-in capital.

Credit Facility

In November 2012, we entered into a $150.0 million three-year senior secured, syndicated revolving credit facility (the credit facility) with a group of lenders, including Royal Bank of Canada (RBC), as administrative agent. In September 2013, we entered into an amendment to the credit facility. The credit facility was amended to: (i) permit the 2018 Notes, 2020 Notes and the convertible bond hedge and warrant transactions; (ii) adjust the definition of consolidated EBITDA to permit specific acquisitions; (iii) modify certain covenants related to investments, restricted payments and indebtedness; (iv) add additional financial covenants including a senior secured leverage ratio and minimum liquidity requirement; (v) increase the maximum permitted level of our total leverage ratio; and (vi) allow for the option to increase the credit facility by up to an additional $150.0 million, subject to pro forma compliance with financial covenants under the credit facility. In addition, the amendment added a new pricing tier based on our total leverage ratio. As a result, the applicable margin ranges from 2.25% to 3.00% for the Eurodollar rate and 1.25% to 2.00% for the base rate based on our total leverage ratio. The credit facility, which includes a sublimit for letters of credit, is for general corporate purposes. There were no outstanding borrowings under the credit facility as of March 31, 2014, or December 31, 2013.

I.                EMPLOYEE STOCK BENEFIT PLANS

Summary of Stock-Based Compensation Plans

The 2012 Equity Incentive Plan (2012 EIP) is the only existing equity compensation plan from which we are authorized to make equity-based awards to employees, directors and consultants. Under the 2012 EIP, we reserved 5,000,000 shares of common stock for grant to employees, officers, directors and consultants in the form of stock options, RSUs, performance-based restricted stock units (PRSUs), stock grants and stock appreciation rights. In addition, the number of shares of common stock available for grant includes the number of shares of common stock subject to stock options and RSUs granted and outstanding under the 2010 Equity Incentive Plan (2010 EIP), the Directors’ Equity Incentive Plan and the Amended and Restated 2000 Equity Incentive Plan (2000 EIP) as of June 7, 2012, which become available for grant upon the forfeiture, cancellation, expiration or termination of those awards. As of March 31, 2014, there were 1,657,623 shares remaining available for grant under the 2012 EIP.

Summary of Stock-Based Compensation Expense

Stock-based compensation expense recorded in the condensed consolidated statements of comprehensive income for the three months ended March 31, 2014 and 2013, is as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Stock-based compensation expense allocation:
Cost of product revenues	$138	$125
Research and development expense	3,192	2,789
Selling, general and administrative expense	5,511	4,815
Total stock-based compensation	8,841	7,729
Income tax effect	(3,084)	(2,517)
After-tax effect of stock-based compensation expense	$5,757	$5,212

General Option Information

A summary of option activity for the three months ended March 31, 2014, is as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding as of December 31, 2013	7,478,169	$31.61
Granted	625,906	$73.63
Exercised	(628,340)	$24.02
Canceled	(37,073)	$38.38
Outstanding as of March 31, 2014	7,438,662	$35.75

Vested and exercisable as of March 31, 2014	4,380,193	$27.09

Weighted average grant-date fair value of options granted during the period	$19.60

RSU Information

A summary of RSU activity, including PRSUs, for the three months ended March 31, 2014, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2013	882,272	$40.97
Granted	434,795	$73.64
Vested	(128,665)	$42.07
Forfeited	(17,356)	$41.62
Nonvested as of March 31, 2014	1,171,046	$52.97

J.              LEGAL PROCEEDINGS

CUBICIN Patent Infringement Litigation

In 2012, we filed patent infringement lawsuits in the U.S. District Court for the District of Delaware against Hospira, Inc. (Hospira) in response to certain Paragraph IV Certification Notice Letters from Hospira notifying us that Hospira had submitted an Abbreviated New Drug Application (ANDA) and New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) seeking approval to market generic versions of CUBICIN. The trial in these related actions was held in the U.S. District Court for the District of Delaware in February 2014.

In October 2013, we filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Strides, Inc., on behalf of Agila Specialties Private Limited (collectively, Strides), in response to a Paragraph IV Certification Notice Letter from Strides notifying us that Strides had submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN.

We cannot predict the outcome of these CUBICIN patent infringement litigations, and any final, unappealable adverse result in any of these litigations would likely have a material adverse effect on our results of operations and financial condition.

Optimer U.S. Governmental Investigations

We are continuing to cooperate with the investigations by the SEC and the U.S. Department of Justice in their review of potential violations by Optimer of certain applicable laws, which occurred prior to our acquisition of Optimer. The investigations relate to an attempted share grant by Optimer and certain related matters in 2011, including a potentially improper payment to a research laboratory involving an individual associated with the share grant, that may have violated certain applicable laws, including the Foreign Corrupt Practices Act (FCPA). Optimer had already taken remedial steps in response to its internal investigation of these matters; nonetheless, these events could result in lawsuits being filed against us or Optimer and certain of Optimer’s former employees and directors, or certain of our employees. Such persons could also be the subject of criminal or civil enforcement proceedings and we may be required to indemnify such persons for any costs or losses incurred in connection with such proceedings. We cannot predict the ultimate resolution of these matters, whether we or such persons will be charged with violations of applicable civil or criminal laws, or whether the scope of the investigations will be extended to new issues. We also cannot predict what potential penalties or other remedies, if any, the authorities may seek against us, any of our employees, or any of Optimer’s former employees and directors, or what the collateral consequences may be of any such government actions. We do not have any amounts accrued related to potential penalties or other remedies related to these matters as of March 31, 2014, and cannot estimate a reasonably possible range of loss. In the event any such lawsuit is filed or enforcement proceeding is initiated, we could be subject to a variety of risks and uncertainties that could have material adverse effects on our business, results of operations and financial condition.

K.           RESTRUCTURING

The following table summarizes the activity within the restructuring liability included in accrued liabilities and other long-term liabilities within the condensed consolidated balance sheets:

	Employee-Related Severance	Lease Restructuring	Total
	(in thousands)
Balance at December 31, 2013	$19,173	$4,495	$23,668
Restructuring expense (income)	3,552	(1,113)	2,439
Cash payments made	(17,228)	(589)	(17,817)
Balance at March 31, 2014	$5,497	$2,793	$8,290

In connection with our acquisitions of Trius and Optimer, we committed to a restructuring program in the fourth quarter of 2013, which included severance benefits primarily related to former Optimer employees and restructuring Optimer’s lease obligations related to its New Jersey and California facilities. Additionally, in the first quarter of 2014, we committed to a restructuring program for severance benefits related to former Trius employees. The restructuring liability associated with all severance benefits is expected to be paid during 2014.

In connection with our acquisition of Optimer, we vacated a portion of Optimer’s leased premises by December 31, 2013, as we do not intend to occupy or utilize this space for our operations. As a result, we recorded a lease restructuring liability, which represents the lease obligations associated with the vacated space in both the Optimer New Jersey and California facilities, net of expected sublease income. The restructuring liability associated with the leases is expected to be paid over the lease terms ending in 2018 and 2022 for the New Jersey and California facilities, respectively. Any future changes to our estimate of the liability will be recorded as additional restructuring expense or income.

L.            INCOME TAXES

The following table reconciles the federal statutory tax rate to the effective tax rates and the related impact to the (benefit) provision for income taxes for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Amount	Rate	Amount	Rate
	(in thousands, except percentages)
Federal statutory tax rate applied to income before taxes	$4,977	35.0%	$1,256	35.0%
Differential arising from:
State	(204)	(1.4)%	78	2.1%
Non-deductible expenses	(1,800)	(12.7)%	10	0.3%
Domestic manufacturing deduction	—	—%	(119)	(3.3)%
Contingent consideration	(13,276)	(93.4)%	42	1.2%
2013 Federal research credit	—	—%	(119)	(3.3)%
2012 Federal research credit	—	—%	(4,041)	(112.6)%
Impact of reserve for uncertain tax positions	84	0.6%	395	11.0%
Other	205	1.5%	(1)	—%
Total	$(10,014)	(70.4)%	$(2,499)	(69.6)%

In the table above, permanent differences that increase the tax benefit for the three months ended March 31, 2014 and 2013, are shown as decreases to the effective tax rate. Similarly, permanent differences that reduce the tax benefit for the three months ended March 31, 2014 and 2013, are shown as increases to the effective tax rate.

The effective tax rate of (70.4)% for the three months ended March 31, 2014, differs from the U.S. federal statutory income tax rate of 35.0% primarily due to the impact of non-taxable contingent consideration income recorded during the quarter related to the change in market value of the Optimer CVRs, which was a discrete adjustment for which no tax expense was recorded. The effective tax rate of (69.6)% for the three months ended March 31, 2013, differs from the U.S. federal statutory income tax rate primarily due to the tax benefit related to the 2012 federal research tax credit, which was extended retroactively back to January 1, 2012, by the American Taxpayer Relief Act of 2012, enacted on January 2, 2013. The federal research tax credit expired at the end of 2013. If the credit is extended, it could have an impact on our effective tax rate in future periods.

Contingent consideration will fluctuate as a result of any changes in the fair value assumptions based on any additional data received on our ceftolozane/tazobactam, bevenopran and/or SIVEXTRO programs, as well as based upon the market price of the CVRs issued in connection with the acquisition of Optimer. Any significant contingent consideration expense or income will result in a significantly higher or lower effective tax rate because contingent consideration expense is largely not deductible for tax purposes and contingent consideration income is not taxable.

Our total uncertain tax positions were $43.2 million and $43.1 million as of March 31, 2014 and December 31, 2013, respectively. Of the total uncertain tax positions as of March 31, 2014, $16.4 million were included in other long-term liabilities within the condensed consolidated balance sheets and $26.8 million were offset against deferred tax assets.

M.         SEGMENT INFORMATION

We have one operating segment: the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. Our entire business is managed by a single management team, which reports to our Chief Executive Officer. For the three months ended March 31, 2014 and 2013, we generated approximately 92% and 94% of revenues, respectively, within the U.S. As of March 31, 2014 and December 31, 2013, substantially all of our long-lived assets were held within the U.S.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains and incorporates by reference “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. In some cases, these statements can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “continue,” “believe,” “plan,” “intend,” “estimate,” or other similar words. You are cautioned that forward-looking statements are based on current expectations, and are inherently uncertain, and you should not place substantial reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including the risks and uncertainties discussed in Item 1A of Part I under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. The information contained herein is provided by us as of the date of this Quarterly Report on Form 10-Q, and, except as required by law, we do not undertake any obligation to update any forward-looking statements contained in this document as a result of new information, future events or otherwise.

Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding our expectations with respect to:

(i) our financial performance, including both domestic and international revenues, expenses, including research and development and selling, general and administrative expenses, capital expenditures, gross margin and income taxes, including the availability of federal research tax credits, and our expected available cash and use of cash and net operating loss (NOL) carryforwards;

(ii) the future performance of our international alliance partners;

(iii) the manufacturing and commercialization, including pricing and reimbursement of CUBICIN® (daptomycin for injection), DIFICID® (fidaxomicin), ENTEREG® (alvimopan) and our product candidates, including sales forecasts, the rate at which we exhaust our existing inventory, and the timing of financial milestones related thereto;

(iv) the development, regulatory filing and review, timing of commercial launches and commercial potential of our products and product candidates, such as SIVEXTROTM (tedizolid phosphate), ceftolozane/tazobactam, bevenopran, and surotomycin, including (a) the anticipated timing and results of our clinical trials, timing and results of our meetings with, submissions to, and responses from regulatory authorities and (b) the expected benefits from the Qualified Infectious Disease Product (QIDP) designations for SIVEXTRO, ceftolozane/tazobactam and surotomycin;

(v) our efforts to continue adding products and product candidates through internal development, in-licensing and acquisition; and

(vi) the expected benefits from our acquisitions of Trius Therapeutics, Inc. (Trius) and Optimer Pharmaceuticals, Inc. (Optimer).

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the condensed consolidated financial statements and accompanying notes to assist readers in understanding our results of operations, financial condition and cash flows. We have organized the MD&A as follows:

•                  Overview—This section provides a summary of our product and product pipeline updates and financial highlights for the three months ended March 31, 2014.

•                  Results of Operations—This section provides a review of our results of operations for the three months ended March 31, 2014 and 2013.

•                  Liquidity and Capital Resources—This section provides a summary of our financial condition, including our sources and uses of cash, capital resources, commitments and liquidity.

•                  Commitments and Contingencies—This section provides a summary of our material legal proceedings and commitments and contingencies that are outside our normal course of business, as well as our commitment to make potential future milestone payments to third parties as part of our various business agreements.

•                  Critical Accounting Policies and Estimates—This section describes our critical accounting policies and the significant judgments and estimates that we have made in preparing our condensed consolidated financial statements.

•                  Recent Accounting Pronouncements—This section provides a summary of recently issued accounting pronouncements.

Overview

We are a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. Our products and product candidates are used, or are being developed to be used, primarily in hospitals and other acute care settings, including home infusion and hospital outpatient clinics. We have three marketed products, four product candidates that have reached Phase 3 clinical trials, and several pre-clinical programs, each being developed to address areas of significant medical needs.

Our three marketed products are as follows:

•                  CUBICIN—a once-daily, bactericidal, intravenous (I.V.) antibiotic with activity against certain Gram-positive organisms, including methicillin-resistant Staphylococcus aureus (MRSA). CUBICIN is approved in the United States (U.S.), the European Union (EU), Japan and many other countries for the treatment of certain infections caused by Gram-positive bacteria, including treatment for certain bloodstream infections.

•                  DIFICID—a macrolide antibiotic for the treatment of Clostridium difficile-associated diarrhea (CDAD). DIFICID is approved in the U.S. for the treatment of CDAD, and is approved in a number of other countries outside of the U.S. for treatment of Clostridium difficile (C. difficile) infection (CDI).

•                  ENTEREG—an oral, peripherally-acting mu-opioid receptor antagonist. ENTEREG is approved in the U.S. to accelerate upper and lower gastrointestinal (GI) recovery following surgeries that include partial bowel resections with primary anastomosis. ENTEREG is not approved for marketing outside of the U.S.

Product Pipeline Updates

As of March 31, 2014, we have four product candidates that completed or are in Phase 3 clinical trials, three of which, assuming successful clinical trial results and/or receipt of required regulatory approvals, could be used to treat hospitalized patients with serious infections. Our four product candidates that have reached Phase 3 clinical trials are as follows:

•                  SIVEXTRO—an I.V. and oral antibiotic candidate in development as a potential treatment for certain serious Gram-positive bacterial infections, including those caused by MRSA. In October 2013, we submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) seeking approval of SIVEXTRO for the treatment of acute bacterial skin and skin structure infections (ABSSSI). In December 2013, the FDA accepted this NDA with Priority Review and assigned a Prescription Drug User Fee Act (PDUFA) action date of June 20, 2014. Additionally, in March 2014, the FDA Anti-Infective Drugs Advisory Committee (AIDAC) unanimously recommended approval of SIVEXTRO as a treatment for ABSSSI. We also submitted a New Drug Submission to Health Canada in March 2014 seeking approval of tedizolid phosphate for the treatment of ABSSSI. In February 2014, the European Medicines Agency (EMA) accepted for review our marketing authorization application (MAA) seeking approval of SIVEXTRO for the treatment of complicated skin and soft tissue infections (cSSTI). We expect to initiate a Phase 3 clinical trial to assess the safety and efficacy of SIVEXTRO in hospital-acquired bacterial pneumonia (HABP)/ventilator-associated bacterial pneumonia (VABP) in the first half of 2014. The FDA previously designated SIVEXTRO as a QIDP for its potential ABSSSI, HABP, and VABP indications in each of the I.V. and oral dosage forms. As a result of this designation, SIVEXTRO is eligible for certain incentives, including an accelerated NDA review period, and if SIVEXTRO is ultimately approved by the FDA, a five-year extension of Hatch-Waxman exclusivity.

•                  Ceftolozane/tazobactam—an I.V. antibiotic candidate in development as a potential treatment for certain infections caused by Gram-negative bacteria including Pseudomonas aeruginosa and extended-spectrum beta-lactamase (ESBL) producing strains of bacteria such as Escherichia coli and Klebsiella pneumoniae in the following potential indications: complicated urinary tract infections (cUTI), complicated intra-abdominal infections (cIAI), and HABP/VABP. Phase 3 clinical trials for cUTI and cIAI commenced in 2011. In November 2013, we announced that ceftolozane/tazobactam met its primary endpoint of statistical non-inferiority compared to levofloxacin for cUTI, and in December 2013, we announced that ceftolozane/tazobactam met its primary endpoint of statistical non-inferiority compared to meropenem for cIAI. In April 2014, we submitted an NDA to the FDA seeking approval for ceftolozane/tazobactam for cUTI and cIAI. We plan to file an MAA with the EMA for both indications in the second half of 2014. We expect to initiate a Phase 3 clinical trial to assess the safety and efficacy of ceftolozane/tazobactam in HABP/VABP in 2014. The FDA has designated ceftolozane/tazobactam as a QIDP in all of the potential indications that we are currently developing, and as a result, ceftolozane/tazobactam is eligible for the same incentives as SIVEXTRO, as discussed above.

•                  Surotomycin—an oral antibiotic candidate in development as a potential treatment for CDAD. We began Phase 3 clinical trials of surotomycin in July 2012. CDAD is a serious disease in the U.S. and many parts of the world, with significant levels of recurrence associated with increasing risk of mortality. Data from our Phase 2 clinical trial, as announced in 2011, showed that treatment with surotomycin reduced recurrence in study subjects by more than 50% when compared with study subjects treated with the standard of care, oral vancomycin. The FDA has designated surotomycin as a QIDP, and as a result, surotomycin is also eligible for the same incentives as SIVEXTRO, as discussed above.

•                  Bevenopran—an oral investigational therapy in development as a potential treatment for opioid-induced constipation (OIC). OIC is the most common side effect for patients undergoing long-term treatment with opioids to relieve chronic pain, such as serious back pain. During the fourth quarter of 2013, we decided to stop our Phase 3 efficacy trials in light of the FDA’s planned 2014 Advisory Committee meeting to discuss the potential for elevated cardiovascular events related to mu-opioid antagonists and the enrollment challenges associated with the current design of these Phase 3 efficacy trials. Enrollment in the Phase 3 long-term safety study we initiated in October 2012 was completed in February 2014, and we now expect to complete the study in the second half of 2014. Based upon the outcome of the Advisory Committee meeting and the results of the long-term safety study, we may re-evaluate whether to proceed with any new Phase 3 efficacy trials, and the design of such trials.

We continue to seek opportunities to build our pipeline of potential acute care therapies through our business development and internal discovery efforts.

Financial Highlights

The following table is a summary of our selected financial results for the periods presented. See the “Results of Operations” section of this MD&A for additional information.

	Three Months Ended March 31,
	2014	2013
	(in millions, except per share data)
Total revenues, net	$261.2	$229.9
Operating income	$28.3	$9.8
Net income	$24.2	$6.1
Basic net income per common share	$0.32	$0.09
Diluted net income per common share	$0.30	$0.09

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Revenues

The components of our net revenues for the periods presented are as follows:

	Three Months Ended March 31,
	2014	2013	% Change
	(in millions)
U.S. product revenues, net	$240.5	$213.2	13%
International product revenues	17.0	12.4	37%
Service revenues	—	3.6	(100)%
Other revenues	3.7	0.7	473%
Total revenues, net	$261.2	$229.9	14%

U.S. Product Revenues, net

Our net U.S. product revenues consisted of the following for the periods presented:

	Three Months Ended March 31,
	2014	2013	% Change
	(in millions)
U.S. CUBICIN product revenues, net	$212.2	$202.0	5%
U.S. DIFICID product revenues, net	14.4	—	100%
U.S. ENTEREG product revenues, net	13.9	11.2	24%
Total U.S. product revenues, net	$240.5	$213.2	13%

Net U.S. product revenues increased $27.3 million primarily due to the addition of DIFICID to our product portfolio as a result of our acquisition of Optimer in October 2013, and an increase of $10.2 million in net U.S. CUBICIN product revenues.

Total gross U.S. product revenues are offset by provisions for the three months ended March 31, 2014 and 2013, as follows:

	Three Months Ended March 31,
	2014	2013	% Change
	(in millions)
Gross U.S. product revenues	$285.5	$245.9	16%
Provisions offsetting U.S. product revenues:
Contractual adjustments	(19.9)	(14.0)	42%
Governmental rebates	(25.1)	(18.7)	34%
Total provisions offsetting product revenues	(45.0)	(32.7)	38%
U.S. product revenues, net	$240.5	$213.2	13%

The $39.6 million increase in gross U.S. product revenues was primarily due to: (i) price increases of 5.5% for CUBICIN in July 2013 and January 2014, which resulted in $25.2 million of additional gross CUBICIN U.S. product revenues, offset by a 4% decrease in vials, which resulted in a reduction of $8.1 million in gross CUBICIN U.S. product revenues; and (ii) the addition of DIFICID to our product portfolio through the 2013 acquisition of Optimer, which resulted in additional gross U.S. product revenues of $19.7 million for the three months ended March 31, 2014.

Contractual adjustments include pricing and early payment discounts extended to our customers, as well as sales returns and wholesaler distribution fees. Governmental rebates represent estimated amounts for Medicaid program rebates and Medicare coverage gap discount programs, as well as chargebacks related to 340B/Public Health Service (PHS) and Federal Supply Schedule (FSS) drug pricing programs. The increase in provisions against gross product revenue was primarily driven by increased U.S. sales of CUBICIN and the price increases described above, as well as the addition of DIFICID.

International Product Revenues

International CUBICIN product revenues are primarily based on sales of CUBICIN by Novartis AG (Novartis), our distribution partner in the EU. The increase in international product revenues primarily related to an increase in CUBICIN sold by Novartis in its territories.

Costs and Expenses

The following table sets forth costs and expenses for the periods presented:

	Three Months Ended March 31,
	2014	2013	% Change
	(in millions)
Cost of product revenues	$73.5	$55.7	32%
Research and development expense	120.6	114.2	6%
Contingent consideration (income) expense	(33.3)	2.0	(1,723)%
Selling, general and administrative expense	69.7	48.2	45%
Restructuring charges	2.4	—	100%
Total costs and expenses	$232.9	$220.1	6%

Cost of Product Revenues

Our cost of product revenues are comprised primarily of royalties owed on worldwide net sales of CUBICIN and U.S. net sales of ENTEREG under our license agreements with Eli Lilly & Co. (Eli Lilly), costs to procure, manufacture and distribute CUBICIN, DIFICID and ENTEREG, and the amortization of the ENTEREG and DIFICID intangible assets. Our gross margin for the three months ended March 31, 2014 and 2013, was 71% and 75%, respectively. The decrease in our gross margin is primarily due to $10.2 million of amortization related to the DIFICID intangible asset during the three months ended March 31, 2014.

Research and Development Expense

Research and development expense for the three months ended March 31, 2014 and 2013, consisted of the following:

	Three Months Ended March 31,
	2014	2013	% Change
	(in millions)
External expenses	$62.2	$52.9	18%
Unallocated internal research and development expenses	58.4	36.3	61%
Milestone and upfront payments	—	25.0	(100)%
Total research and development expenses	$120.6	$114.2	6%

The increase in research and development expenses for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, is primarily due to: (i) an increase of $22.1 million in unallocated internal research and development expenses primarily due to employee-related expenses to support our clinical and pre-clinical programs, including headcount associated with our acquisitions of Optimer and Trius; and (ii) an increase of $9.3 million in external expenses, primarily related to Phase 3 clinical trial expenses for ceftolozane/tazobactam, as well as manufacturing process development expenses. These increases were offset by a decrease of $25.0 million related to the acquisition of expanded rights to develop and commercialize ceftolozane/tazobactam from Astellas Pharma Inc. (Astellas) during the three months ended March 31, 2013.

Contingent Consideration (Income) Expense

Contingent consideration income for the three months ended March 31, 2014, is due to a decrease in the market price of the publicly-traded contingent value right (CVR) security issued in connection with our acquisition of Optimer, offset by contingent consideration expense due to the time value of money. Contingent consideration expense for the three months ended March 31, 2013, is primarily due to the time value of money. Contingent consideration (income) expense may fluctuate significantly in future periods depending on changes in estimates, including probabilities associated with achieving the milestones and the period in which we estimate these milestones will be achieved, and in the case of the Optimer CVR, the market price of the security. See Note D., “Fair Value Measurements,” in the accompanying notes to condensed consolidated financial statements for additional information.

Selling, General and Administrative Expense

The increase in selling, general and administrative expense for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, is primarily due to higher employee-related expenses related to an increase in headcount, including headcount associated with our acquisitions of Optimer and Trius, as well as consulting charges, including legal costs.

Other Expense (Income), net

The following table sets forth other expense (income), net, for the periods presented:

	Three Months Ended March 31,
	2014	2013	% Change
	(in millions)
Interest income	$(0.4)	$(0.7)	(49)%
Interest expense	14.4	7.1	100%
Other expense (income)	0.1	(0.2)	(129)%
Total other expense (income), net	$14.1	$6.2	127%

The increase in interest expense for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, is primarily due to increased interest expense in connection with the issuance of the 1.875% convertible senior notes due 2020 (2020 Notes) and 1.125% convertible senior notes due 2018 (2018 Notes).

Benefit from Income Taxes

The effective tax rate of (70.4)% for the three months ended March 31, 2014, differs from the U.S. federal statutory income tax rate of 35.0% primarily due to the impact of non-taxable contingent consideration income recorded during the quarter related to the change in market value of the Optimer CVRs, which was a discrete adjustment for which no tax expense was recorded. The effective tax rate of (69.6)% for the three months ended March 31, 2013, included a benefit of $4.0 million related to the 2012 federal research tax credit, which was extended retroactively back to January 1, 2012, by the American Taxpayer Relief Act of 2012, enacted on January 2, 2013. The federal research tax credit expired at the end of 2013. If the credit is extended, it could have an impact on our effective tax rate in future periods.

Contingent consideration will fluctuate as a result of any changes in the fair value assumptions based on any additional data received on our ceftolozane/tazobactam, bevenopran and/or SIVEXTRO programs, as well as based upon the market price of the CVRs issued in connection with the acquisition of Optimer. Any significant contingent consideration expense or income will result in a significantly higher or lower effective tax rate because contingent consideration expense is largely not deductible for tax purposes and contingent consideration income is not taxable.

Liquidity and Capital Resources

A summary of our cash, cash equivalents, investments and certain financial obligations as of the periods presented below is as follows:

	March 31, 2014	December 31, 2013
	(in millions)
Cash and cash equivalents	$102.3	$91.1
Short-term investments	463.7	487.5
Total	$566.0	$578.6

Outstanding principal on Convertible Senior Notes	$1,028.8	$1,028.8
Payable to Glaxo Group Limited (Glaxo)	16.0	16.0
Total	$1,044.8	$1,044.8

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

Investments

We primarily invest in bank deposits, corporate and municipal notes and U.S. Treasury securities. We also make strategic investments through various business development transactions that we believe complement our business. See Note C., “Investments,” in the accompanying notes to condensed consolidated financial statements for additional information.

Borrowings and Other Liabilities

Convertible Senior Notes

We have convertible debt outstanding as of March 31, 2014, related to our 2020 Notes, 2018 Notes and 2.50% convertible senior notes due 2017 (2017 Notes) (collectively, our Convertible Senior Notes). In September 2013, we issued $800.0 million aggregate principal amount of convertible senior unsecured notes in two series, with one series consisting of $350.0 million aggregate principal amount of the 2018 Notes, and the other series consisting of $450.0 million aggregate principal amount of the 2020 Notes. The 2018 Notes and 2020 Notes are convertible into common stock upon satisfaction of certain conditions. Interest is payable on the 2018 Notes and 2020 Notes on each March 1st and September 1st through September 1, 2018 and September 1, 2020, respectively.

In October 2010, we issued $450.0 million aggregate principal amount of the 2017 Notes. In September 2013, holders of $221.2 million aggregate principal amount of the 2017 Notes converted their notes at a conversion rate of 34.2759 shares of common stock per $1,000 of principal amount, or approximately $29.18 per share of common stock, into 7,580,923 shares of our common stock in privately negotiated transactions. The remaining 2017 Notes are convertible into common stock upon satisfaction of certain conditions. Interest is payable on each May 1st and November 1st through November 1, 2017.

Credit Facility

In November 2012, we entered into a $150.0 million three-year senior secured, syndicated revolving credit facility (the credit facility) with a group of lenders, including Royal Bank of Canada (RBC), as administrative agent. In September 2013, we entered into an amendment to the credit facility, which among other changes, allows for the option to increase the credit facility by up to an additional $150.0 million, subject to pro forma compliance with financial covenants under the credit facility. There were no outstanding borrowings under the credit facility as of March 31, 2014, or December 31, 2013, and we were in compliance with all covenants.

See Note H., “Debt,” in the accompanying notes to condensed consolidated financial statements for additional information on both the Convertible Senior Notes and the credit facility.

Repurchases of Common Stock or Convertible Senior Notes Outstanding

From time to time, our Board of Directors may authorize us to repurchase shares of our common stock, repurchase, in cash or common stock, our outstanding Convertible Senior Notes, or make a cash payment to holders of our Convertible Senior Notes to induce a conversion of the notes pursuant to the terms of the Convertible Senior Notes, in each case, in privately negotiated transactions, publicly announced programs or otherwise. If and when our Board of Directors should determine to authorize any such action, it would be on terms and under market conditions that our Board of Directors determines are in the best interest of us and our stockholders. Any such actions could deplete significant amounts of our cash resources.

Cash Flows

Our net cash flows for the periods presented below are as follows:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Net cash used in operating activities	$(26.6)	$(19.8)
Net cash provided by (used in) investing activities	$19.6	$(29.4)
Net cash provided by financing activities	$18.1	$8.2

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2014 and 2013, was $26.6 million and $19.8 million, respectively. The increase in cash used in operating activities is primarily due to payments related to our restructuring programs, increased royalty and bonus and incentive compensation payments, and the coupon interest payment made on our 2020 and 2018 Notes. These increases are partially offset by the payment made to Astellas during the three months ended March 31, 2013, in consideration for expanded commercialization rights to ceftolozane.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2014, was $19.6 million as compared to net cash used in investing activities of $29.4 million for the three months ended March 31, 2013. Cash provided by investing activities increased during the three months ended March 31, 2014, primarily due to a $27.0 million increase in net proceeds from maturities of investments and the $20.0 million payment during the three months ended March 31, 2013, in exchange for the exclusive option to acquire Adynxx, Inc., which we decided not to exercise in December 2013.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2014 and 2013, was $18.1 million and $8.2 million, respectively. The increase in cash provided by financing activities for the three months ended March 31, 2014, is primarily due to an $11.7 million increase in cash received from employees’ exercise of stock options and purchases of common stock through our employee stock purchase plan.

Commitments and Contingencies

Legal Proceedings

See Note J., “Legal Proceedings,” in the accompanying notes to condensed consolidated financial statements.

Contractual Obligations

Contingent Consideration

In connection with certain of our acquisitions, we agreed to make contingent cash payments to the former shareholders of the acquired companies. In accordance with accounting for business combinations guidance, these contingent cash payments are recorded as contingent consideration liabilities on our condensed consolidated balance sheets at fair value. The aggregate, undiscounted amount of contingent consideration potentially payable for all contingent consideration arrangements ranges from zero to $776.1 million.

As of March 31, 2014, the contingent consideration related to the Trius, Adolor Corporation (Adolor) and Calixa Therapeutics Inc. (Calixa) acquisitions are our only financial liabilities measured and recorded using Level 3 inputs in accordance with accounting guidance for fair value measurements, and represent 83% of the total liabilities measured at fair value. See Note D., “Fair Value Measurements,” in the accompanying notes to condensed consolidated financial statements for additional information.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements requires estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates. The accounting policies that we believe are most critical to fully understand our consolidated financial statements include those relating to: revenue recognition; inventories; clinical research costs; investments; business combinations; intangible assets and impairment; income taxes; accounting for stock-based compensation and contingent consideration.

Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since February 25, 2014, the date we filed our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K) filed with the Securities and Exchange Commission (SEC). For more information on our critical accounting policies, refer to our 2013 Form 10-K.

Recent Accounting Pronouncements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from interest rates and equity prices which could affect our results of operations, financial condition and cash flows. We manage our exposure to these market risks through our regular operating and financing activities.

Interest Rate Risk

The potential change in the fair value of our fixed-rate investments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. We estimate that such hypothetical adverse 100 basis point movement would result in a decrease in fair value of $1.1 million on our fixed-rate investments as of March 31, 2014. In addition to interest risk, we are subject to liquidity and credit risk related to these investments.

Equity Price Risk

Our Convertible Senior Notes include conversion and settlement provisions that are based on the price of our common stock at conversion or maturity of the notes. The amount of cash we may be required to pay is determined by the price of our common stock. The fair values of our Convertible Senior Notes are dependent on the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The table below provides information about our Convertible Senior Notes which are potentially sensitive to changes in the fair value of our common stock:

	Initial	Initial
	Conversion	Conversion		Annual Interest	Fair Value (3) at
	Rate (1)	Price	Maturity Date (1)	Rate (2)	March 31, 2014	December 31, 2013
					(in millions)
2020 Notes	12.1318	$82.43	September 1, 2020	1.875%	$530.5	$516.8
2018 Notes	12.1318	$82.43	September 1, 2018	1.125%	$414.7	$403.5
2017 Notes	34.2759	$29.18	November 1, 2017	2.500%	$581.2	$550.3
Total					$1,526.4	$1,470.6

(1)         Initial conversion rate is the number of shares per $1,000 principal amount of convertible notes, subject to adjustment upon certain events. Maturity of the notes may occur prior to the dates disclosed above if they are repurchased earlier or converted in accordance with their respective terms. See Note H., “Debt,” in the accompanying notes to condensed consolidated financial statements for additional information.

(2)         Interest is payable on March 1st and September 1st, beginning on March 1, 2014, for the 2018 Notes and 2020 Notes, and May 1st and November 1st for the 2017 Notes.

(3)         We estimate the fair value of our Convertible Senior Notes by using a quoted market rate in an inactive market, which is classified as a Level 2 input. See Note D., “Fair Value Measurements,” in the accompanying notes to condensed consolidated financial statements for additional information.

Convertible Bond Hedge and Warrant Transactions

To minimize the impact of potential dilution to our common stock upon conversion of the 2018 Notes and 2020 Notes, we entered into convertible bond hedges covering 9,705,442 shares of our common stock. Concurrently with entering into the convertible bond hedge transactions, we entered into warrant transactions whereby we sold warrants to acquire, subject to customary adjustments, 9,705,442 shares of our common stock with an exercise price of approximately $96.43 per share, also subject to adjustment. See Note H., “Debt,” in the accompanying notes to condensed consolidated financial statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to process, summarize and disclose this information within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

There has been no change in our internal control over financial reporting during the three months ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1.                        LEGAL PROCEEDINGS

See Note J., “Legal Proceedings,” in the accompanying notes to condensed consolidated financial statements within Item 1 of Part I in this report, which is incorporated herein by reference.

ITEM 1A.               RISK FACTORS

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, and under the heading “Cautionary Note Regarding Forward-Looking Statements” in Item 2 above.

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

101

The following materials from Cubist Pharmaceuticals, Inc.’s Form 10-Q for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIST PHARMACEUTICALS, INC.

May 2, 2014
By:
/s/ Michael J. Tomsicek
Michael J. Tomsicek
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)