Form 10-Q
period 2014-06-30
CUBIST PHARMACEUTICALS INC
filed 2014-08-11
CIK 912183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

Number of shares of the registrant’s Common Stock, $.001 par value, outstanding on August 4, 2014: 75,733,323.

Cubist Pharmaceuticals, Inc.

Form 10-Q

For the Quarter Ended June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$221,838	$91,058
Short-term investments	421,644	487,500
Accounts receivable, net	107,395	123,155
Inventory	60,079	57,663
Deferred tax assets, net	65,556	52,108
Prepaid expenses and other current assets	64,114	58,285
Total current assets	940,626	869,769
Property and equipment, net	179,584	177,544
In-process research and development	237,400	896,400
Goodwill	383,018	383,018
Other intangible assets, net	1,350,383	721,066
Other assets	89,961	98,024
Total assets	$3,180,972	$3,145,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,801	$31,877
Accrued liabilities	222,956	245,078
Short-term deferred revenue	6,725	6,411
Short-term contingent consideration	62,858	20,428
Other current liabilities	5,959	7,034
Total current liabilities	332,299	310,828
Long-term deferred revenue	27,610	31,010
Long-term deferred tax liabilities, net	363,358	357,802
Long-term contingent consideration	102,372	202,894
Long-term debt, net	834,801	817,830
Other long-term liabilities	32,833	31,726
Total liabilities	1,693,273	1,752,090
Commitments and contingencies (Notes B, D, H, J, K and M)
Stockholders’ equity:
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 300,000,000 shares; 75,570,915 and 74,428,087 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	76	74
Additional paid-in capital	1,408,141	1,362,240
Accumulated other comprehensive income	19	215
Retained earnings	79,463	31,202
Total stockholders’ equity	1,487,699	1,393,731
Total liabilities and stockholders’ equity	$3,180,972	$3,145,821

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
U.S. product revenues, net	$265,259	$239,503	$505,717	$452,751
International product revenues	17,485	14,959	34,512	27,362
Service revenues	—	3,665	—	7,289
Other revenues	11,654	652	15,402	1,306
Total revenues, net	294,398	258,779	555,631	488,708
Costs and expenses:
Cost of product revenues	88,613	63,041	162,154	118,716
Research and development expense	104,862	115,190	225,465	229,399
Contingent consideration (income) expense	(24,774)	2,586	(58,092)	4,639
Selling, general and administrative expense	80,057	49,889	149,719	98,090
Restructuring charges	3,469	—	5,908	—
Total costs and expenses	252,227	230,706	485,154	450,844
Operating income	42,171	28,073	70,477	37,864
Other expense (income), net:
Interest income	(317)	(718)	(694)	(1,460)
Interest expense	14,508	7,250	28,903	14,434
Other expense (income)	(56)	146	13	(94)
Total other expense (income), net	14,135	6,678	28,222	12,880
Income before income taxes	28,036	21,395	42,255	24,984
Provision (benefit) for income taxes	4,008	6,153	(6,006)	3,654
Net income	$24,028	$15,242	$48,261	$21,330

Basic net income per common share	$0.32	$0.23	$0.64	$0.33
Diluted net income per common share	$0.30	$0.23	$0.61	$0.32

Shares used in calculating:
Basic net income per common share	75,421,354	65,558,376	75,179,275	65,248,707
Diluted net income per common share	86,108,783	67,731,976	85,853,847	67,385,141

Total comprehensive income	$23,791	$14,775	$48,065	$20,887

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$48,261	$21,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,386	17,164
Amortization and accretion of investments	4,069	6,230
Amortization of debt discount and debt issuance costs, excluding write-off of debt issuance costs	19,464	8,018
Deferred income taxes	(7,892)	(12,748)
Stock-based compensation	18,968	16,139
Contingent consideration	(58,092)	4,639
Provision for inventory reserves	10,623	3,598
Other non-cash	7,905	(2,540)
Changes in assets and liabilities:
Accounts receivable	15,760	(8,142)
Inventory	(7,249)	(10,339)
Prepaid expenses and other assets	(7,457)	1,387
Accounts payable and accrued liabilities	(21,867)	(13,508)
Deferred revenue and other liabilities	(2,334)	(1,387)
Net cash provided by operating activities	62,545	29,841
Cash flows from investing activities:
Purchases of property and equipment	(12,186)	(10,030)
Purchases of investments	(299,960)	(716,455)
Proceeds from maturities of investments	361,473	789,971
Payment for purchase option	—	(20,000)
Increase in restricted cash	(2,153)	—
Net cash provided by investing activities	47,174	43,486
Cash flows from financing activities:
Issuance of common stock, net	20,374	19,391
Excess tax benefit on stock-based awards	1,882	8,677
Other	(1,123)	—
Net cash provided by financing activities	21,133	28,068
Net increase in cash and cash equivalents	130,852	101,395
Effect of changes in foreign exchange rates on cash balances	(72)	—
Cash and cash equivalents at beginning of period	91,058	104,041
Cash and cash equivalents at end of period	$221,838	$205,436

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

A.                                    BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Cubist Pharmaceuticals, Inc. (“we,” “our,” or “us”) in accordance with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end condensed consolidated financial statements were derived from audited financial statements, but certain information and footnote disclosures required by GAAP normally included in our annual consolidated financial statements have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (SEC) on February 25, 2014. The condensed consolidated financial statements, in the opinion of management, reflect all normal and recurring adjustments necessary for a fair statement of our financial position and results of operations. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. Also, included in prepaid expenses and other current assets and other assets on our condensed consolidated balance sheet are $1.4 million and $0.8 million, respectively, of restricted cash as of June 30, 2014.

The accompanying condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Our results of operations for the three and six months ended June 30, 2014, include the results of Optimer Pharmaceuticals, Inc. (Optimer), and Trius Therapeutics, Inc. (Trius), which we acquired in October 2013 and September 2013, respectively.

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

Concentration of Risk

Our accounts receivable as of June 30, 2014 and December 31, 2013, primarily represent amounts due to us from wholesalers, including AmerisourceBergen Drug Corporation, Cardinal Health, Inc. and McKesson Corporation. We perform ongoing credit evaluations of our key wholesalers, distributors and other customers, and generally do not require collateral. For the three and six months ended June 30, 2014 and 2013, we did not have any significant write-offs of accounts receivable, and our days sales outstanding has not significantly changed since December 31, 2013.

	Percentage of Total Accounts Receivable Balance as of
	June 30, 2014	December 31, 2013
AmerisourceBergen Drug Corporation	16%	18%
Cardinal Health, Inc.	18%	17%
McKesson Corporation	19%	18%

	Percentage of Total Net Revenues for the Three Months Ended June 30,		Percentage of Total Net Revenues for the Six Months Ended June 30,
	2014	2013	2014	2013
AmerisourceBergen Drug Corporation	17%	20%	17%	20%
Cardinal Health, Inc.	16%	16%	17%	17%
McKesson Corporation	18%	17%	19%	18%

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

Revenue Recognition

Our principal sources of revenue during the periods were: (i) product revenues of CUBICIN® (daptomycin for injection), DIFICID® (fidaxomicin) and ENTEREG® (alvimopan) in the United States (U.S.); (ii) revenues derived from sales of CUBICIN and DIFICID by our international distribution partners; (iii) license fees and milestone payments that are derived from collaboration, license and commercialization agreements with other biopharmaceutical companies; and (iv) prior to our acquisition of Optimer, service revenues derived from our co-promotion agreement with Optimer for the promotion and support of DIFICID in the U.S., which was terminated on October 24, 2013, as a result of our acquisition of Optimer. Product revenue amounts exclude sales of DIFICID prior to our acquisition of Optimer. The U.S. Food and Drug Administration (FDA) approved SIVEXTROTM (tedizolid phosphate) in the U.S. on June 20, 2014, for the treatment of adult acute bacterial skin and skin structure infections (ABSSSI). We commercially launched SIVEXTRO in the U.S. at the end of the second quarter of 2014. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and collectibility of the resulting receivable is reasonably assured.

U.S. Product Revenues, net

All revenues from product sales are recorded net of applicable provisions and allowances in the same period the related sales are recorded.

Gross U.S. product revenues were offset by provisions for the three and six months ended June 30, 2014 and 2013, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Gross U.S. product revenues	$318,603	$272,271	$604,115	$518,218
Provisions offsetting U.S. product revenues:
Contractual adjustments	(21,866)	(16,014)	(41,819)	(30,032)
Governmental rebates	(31,478)	(16,754)	(56,579)	(35,435)
Total provisions offsetting product revenues	(53,344)	(32,768)	(98,398)	(65,467)
U.S. product revenues, net	$265,259	$239,503	$505,717	$452,751

Certain of our product sales qualify for rebates or discounts from standard list pricing due to contractual agreements or government-sponsored programs. Our contractual adjustments include provisions for returns, pricing and early payment discounts extended to our external customers, as well as wholesaler distribution fees, and other commercial rebates. Our governmental rebates represent estimated amounts for government-mandated rebates and discounts relating to federal and state programs, such as Medicaid, the Veterans’ Administration and Department of Defense (DoD) programs, the Medicare Part D Coverage Gap Discount Program and certain other qualifying federal and state government programs. Estimates and assumptions for reserves are analyzed quarterly. As a result of receiving claims information from certain state governments and additional data regarding the usage of CUBICIN by managed care organizations, we reversed approximately $6.6 million of previously reserved Medicaid program rebates during the three months ended June 30, 2013.

International Product Revenues

Sales with international distribution partners are based upon contractually predetermined transfer price arrangements. Once our distribution partner sells the product to a third party, we may also be owed an additional payment or royalty. Certain agreements with our distribution partners contain multiple elements in which we have continuing performance obligations. In arrangements for which we determine that the undelivered elements cannot be separated from the delivered elements, payments from distribution partners for product are recorded as deferred revenue and amortized to international product revenues over the remaining performance obligation.

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

The following table sets forth the computation of basic and diluted net income per common share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except share and per share data)
Net income, basic	$24,028	$15,242	$48,261	$21,330
Effect of dilutive securities:
Interest on 2017 Notes, net of tax	688	—	1,511	—
Debt issuance costs related to 2017 Notes, net of tax	94	—	203	—
Debt discount amortization related to 2017 Notes, net of tax	973	—	2,082	—
Net income, diluted	$25,783	$15,242	$52,057	$21,330

Shares used in calculating basic net income per common share	75,421,354	65,558,376	75,179,275	65,248,707
Effect of dilutive securities:
Options to purchase shares of common stock and RSUs	2,844,731	2,173,600	2,831,752	2,136,434
2017 Notes convertible into shares of common stock	7,842,698	—	7,842,820	—
Shares used in calculating diluted net income per common share	86,108,783	67,731,976	85,853,847	67,385,141

Basic net income per common share	$0.32	$0.23	$0.64	$0.33
Diluted net income per common share	$0.30	$0.23	$0.61	$0.32

Potential common shares excluded from the calculation of diluted net income per common share, as their inclusion would have been antidilutive, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Options to purchase shares of common stock and RSUs	845,764	2,591,295	1,343,047	2,546,822
Warrants	9,705,442	—	9,705,442	—
2020 Notes convertible into shares of common stock	5,459,311	—	5,459,311	—
2018 Notes convertible into shares of common stock	4,246,131	—	4,246,131	—
2017 Notes convertible into shares of common stock	—	15,424,084	—	15,424,118

At our annual meeting of shareholders in June 2014, our stockholders approved an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 150.0 million to 300.0 million.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. Amounts recorded to accumulated other comprehensive income for the three and six months ended June 30, 2014 and 2013, were not material. Additionally, there were no reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2014 and 2013.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. This ASU stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU is effective for annual and interim reporting periods beginning on or after December 15, 2016, and early adoption is not permitted. The ASU permits the use of two transition methods, either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We have not yet selected a transition method, and are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

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

On September 11, 2013, we completed our acquisition of Trius, then a publicly-held biopharmaceutical company, upon which Trius became our wholly-owned subsidiary. The transaction provided us with SIVEXTRO, which at that time was a late-stage product candidate. The FDA approved SIVEXTRO in the U.S. on June 20, 2014, and we commercially launched SIVEXTRO in the U.S. at the end of the second quarter of 2014. Under the terms of the merger agreement, we purchased 100% of the issued and outstanding shares of Trius common stock for: (i) $13.50 per share in cash, plus (ii) one non-transferable CVR per share, which entitles the holder to receive an additional cash payment of up to $2.00 per CVR upon achievement of certain sales milestones for a maximum, undiscounted potential CVR payout of $108.4 million. The CVRs may not be sold, assigned, transferred, pledged, encumbered or disposed of, subject to limited exceptions. Contingent consideration is recorded as a liability and measured at fair value based upon significant unobservable inputs. See Note D., “Fair Value Measurements,” for additional information.

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

The purchase price allocations were prepared on a preliminary basis and are subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed. Any measurement period adjustments to the Optimer or Trius purchase price allocations will be made as soon as practicable but no later than one year from the respective date of acquisition.

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

C.                                    INVESTMENTS

Marketable Securities

The following table summarizes the amortized cost and estimated fair value of our marketable securities, which are considered to be available-for-sale investments and included in short-term investments on the condensed consolidated balance sheets:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Balance as of June 30, 2014
Bank deposits	$50,000	$—	$—	$50,000
U.S. Treasury securities	70,180	2	(4)	70,178
Corporate and municipal notes	286,438	51	(32)	286,457
Total	$406,618	$53	$(36)	$406,635

Balance as of December 31, 2013
Bank deposits	$40,000	$—	$—	$40,000
U.S. Treasury securities	67,648	6	(4)	67,650
Corporate and municipal notes	362,561	173	(36)	362,698
Total	$470,209	$179	$(40)	$470,348

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the tables above. In addition, certificates of deposit of $15.0 million and $17.2 million as of June 30, 2014 and December 31, 2013, respectively, were included within short-term investments in the condensed consolidated balance sheets but are excluded from the tables above as they were not deemed to be securities.

D.                                    FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2014:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents: (1)
Corporate and municipal notes	—	2,499	—	2,499
Short-term investments: (2)
Bank deposits	—	50,000	—	50,000
U.S. Treasury securities	70,178	—	—	70,178
Corporate and municipal notes	—	286,457	—	286,457
Total assets	$70,178	$338,956	$—	$409,134
Liabilities
Contingent consideration - Optimer CVRs	$6,094	$—	$—	$6,094
Contingent consideration - other	—	—	159,136	159,136
Total liabilities	$6,094	$—	$159,136	$165,230

(1)                                 Excludes $219.3 million of cash as of June 30, 2014.

(2)                                 Excludes certificates of deposit of $15.0 million recorded at cost as of June 30, 2014.

We did not transfer any assets or liabilities between levels during the three and six months ended June 30, 2014.

Marketable Securities

We classify our U.S. Treasury securities as Level 1 assets under the fair value hierarchy as these assets have been valued using quoted market prices in active markets without any valuation adjustment. We classify our bank deposits and corporate and municipal notes as Level 2 assets under the fair value hierarchy, as these assets have been valued using information obtained through a third-party pricing service at each balance sheet date, using observable market inputs that may include trade information, broker or dealer quotes, bids, offers, or a combination of these data sources.

Contingent Consideration

Level 1

In connection with the acquisition of Optimer, we issued one transferable CVR for each outstanding share of Optimer’s common stock. The fair value of the liability relating to the amount payable by us to the holders of the CVRs upon the achievement of certain sales milestones for DIFICID and other specified products was $6.1 million and $68.6 million as of June 30, 2014 and December 31, 2013, respectively. The fair value of the liability is based upon the market price of the security, which is traded in an active market. Changes in the fair value of the liability related to changes in the market price of the security are recognized within the condensed consolidated statements of comprehensive income. The undiscounted amount of contingent consideration that we could pay to the holders of the Optimer CVRs ranges from zero to $253.9 million.

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

The following table provides quantitative information associated with the fair value measurement of our Level 3 contingent consideration:

	Fair Value as of		Unobservable Inputs
	June 30, 2014 (in thousands)	Valuation technique	Probability of success - range (weighted average)	Periods in which milestones are expected to be achieved	Discount rate
Trius	$5,208	Probability-adjusted discounted cash flow	4.0% - 6.5% (5.8%)	2016	8.0%
Adolor	45,449	Probability-adjusted discounted cash flow	25.0% - 30.0% (27.0%)	2018 - 2022	5.3% / 13.0%
Calixa	108,479	Probability-adjusted discounted cash flow	40.0% - 86.0% (65.0%)	2014 - 2018	5.3%
Total	$159,136

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

Trius Therapeutics, Inc.—The fair value of contingent consideration payable by us to the former stockholders of Trius upon the achievement of certain sales milestones of SIVEXTRO and other specified products was estimated to be $5.2 million and $5.0 million as of June 30, 2014 and December 31, 2013, respectively. The change in the fair value of the contingent consideration liability during the three and six months ended June 30, 2014, is due to the time value of money. The undiscounted amount of contingent consideration that we could pay to the former stockholders of Trius under the merger agreement ranges from zero to $108.4 million. SIVEXTRO is a once daily oxazolidinone antibiotic intravenous and oral treatment for certain serious skin infections caused by susceptible Gram-positive bacteria, including methicillin-resistant Staphylococcus aureus (MRSA).

Adolor Corporation—The fair value of contingent consideration payable by us to the former stockholders of Adolor upon the achievement of certain regulatory milestones, sales milestones or a combination of both, with respect to bevenopran, was estimated to be $45.4 million and $44.2 million as of June 30, 2014 and December 31, 2013, respectively. The change in the fair value of the contingent consideration liability during the three and six months ended June 30, 2014, is due to the time value of money. The aggregate remaining, undiscounted amount of contingent consideration that we could pay to the former stockholders of Adolor under the merger agreement ranges from zero to $233.8 million. Bevenopran is in development for the potential treatment of opioid-induced constipation (OIC) in patients with chronic, non-cancer pain.

Calixa Therapeutics Inc.—The fair value of contingent consideration relating to amounts payable by us to the former stockholders of Calixa upon the achievement of certain regulatory and sales milestones with respect to ceftolozane/tazobactam was estimated to be $108.5 million and $105.6 million as of June 30, 2014 and December 31, 2013, respectively. The change in the fair value of the contingent consideration liability during the three and six months ended June 30, 2014, is due to the time value of money. The aggregate remaining, undiscounted amount of contingent consideration that we could pay to the former stockholders of Calixa under the merger agreement ranges from zero to $180.0 million. Ceftolozane/tazobactam is being developed as a potential treatment for complicated urinary tract infections (cUTI), complicated intra-abdominal infections (cIAI), hospital-acquired bacterial pneumonia (HABP) and ventilator-associated bacterial pneumonia (VABP).

Changes in the fair value of our Level 3 contingent consideration were as follows:

Contingent Consideration
(in thousands)
Beginning balance as of December 31, 2013	$154,761
Contingent consideration expense	4,375
Ending balance as of June 30, 2014	$159,136

Other Fair Value Measurements

Debt

We estimate the fair value of our 2020 Notes, 2018 Notes and 2017 Notes (Convertible Senior Notes) by using a quoted market rate in an inactive market, which is classified as a Level 2 input. The estimated fair values of the Convertible Senior Notes consisted of the following at:

	June 30, 2014	December 31, 2013
	(in thousands)
2020 Notes	$516,938	$516,843
2018 Notes	392,070	403,473
2017 Notes	556,008	550,317
Total estimated fair value of Convertible Senior Notes	$1,465,016	$1,470,633

See Note H., “Debt,” for additional information.

Payable to Glaxo

In connection with the acquisition of Adolor in December 2011, we assumed the obligation to pay Glaxo Group Limited (Glaxo) six annual payments aggregating to $22.5 million as a result of Adolor’s termination of its collaboration agreement with Glaxo in September 2011. The amount payable to Glaxo was recorded at its estimated fair value at the time of acquisition and is allocated between current and non-current liabilities within the condensed consolidated balance sheets based on the contractual payment dates. The fair value estimate utilizes a discount rate, which is classified as a Level 3 input. As of June 30,

2014, the $14.6 million carrying value of the remaining annual payments to Glaxo approximates its fair value. Imputed interest on the amount payable to Glaxo is recorded as interest expense within the condensed consolidated statements of comprehensive income.

E.                                   INVENTORY

Inventory consisted of the following at:

	June 30, 2014	December 31, 2013
	(in thousands)
Raw materials	$30,767	$17,904
Work-in-process	6,723	8,104
Finished goods	22,589	31,655
Inventory	60,079	57,663
Included in other assets:
Raw materials	52,801	57,284
Work-in-process	894	1,882
Total	$113,774	$116,829

Inventory included in other assets within the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, represents the amount of DIFICID and ENTEREG inventory held in excess of the amount expected to be sold within one year. In connection with the acquisitions of Optimer and Adolor, we recorded the acquired DIFICID and ENTEREG inventory, respectively, at fair value, which required a step-up adjustment to recognize the inventory at its expected net realizable value.

F.                                     GOODWILL, IPR&D AND OTHER INTANGIBLE ASSETS, NET

Goodwill

Our goodwill balance as of June 30, 2014, remained unchanged from the balance as of December 31, 2013. As of June 30, 2014, there were no accumulated impairment losses. Goodwill has been assigned to our single reporting unit, which is the single operating segment by which the chief operating decision maker manages the business. See Note L., “Segment Information,” for additional information.

IPR&D

The carrying value of our IPR&D assets consisted of the following at:

	June 30, 2014	December 31, 2013
	(in thousands)
Development and potential commercialization of:
SIVEXTRO	$—	$659,000
Bevenopran	43,400	43,400
Ceftolozane/tazobactam for HABP and VABP	174,000	174,000
Ceftolozane/tazobactam for cUTI and cIAI	20,000	20,000
Total IPR&D	$237,400	$896,400

Upon FDA approval of SIVEXTRO in the U.S. in June 2014, we reclassified the IPR&D related to SIVEXTRO to acquired technology rights within other intangible assets.

Other Intangible Assets

Other intangible assets, net consisted of the following at:

	June 30, 2014	December 31, 2013
	(in thousands)
Patents	$2,627	$2,627
Acquired technology rights	1,451,800	788,800
Other intangible assets, gross	1,454,427	791,427
Less: accumulated amortization — patents	(2,523)	(2,493)
accumulated amortization — acquired technology rights	(101,521)	(67,868)
Other intangible assets, net	$1,350,383	$721,066

Amortization expense, which is primarily included within cost of product revenue, was $17.5 million and $5.2 million for the three months ended June 30, 2014 and 2013, respectively, and $33.7 million and $10.2 million for the six months ended June 30, 2014 and 2013, respectively. The increase in amortization expense was primarily due to amortization of the DIFICID intangible asset associated with our acquisition of Optimer in October 2013, which is included in acquired technology rights. The increase in acquired technology rights is due to the reclassification of SIVEXTRO from IPR&D, as discussed above. Additionally, we capitalized a $4.0 million milestone payment to Dong-A ST Co., Ltd in connection with the FDA approval of SIVEXTRO, which was included in acquired technology rights as of June 30, 2014.

The estimated aggregate amortization of intangible assets as of June 30, 2014, for each of the five succeeding years and thereafter is as follows:

(in thousands)
Remainder of 2014	$56,003
2015	112,004
2016	110,724
2017	109,484
2018	109,484
2019 and thereafter	852,684
Total	$1,350,383

G.                                   ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	June 30, 2014	December 31, 2013
	(in thousands)
Accrued royalties	$77,036	$83,591
Accrued clinical trials	52,839	44,830
Accrued bonus	11,113	24,540
Accrued restructuring	5,475	19,753
Accrued Medicaid, Medicare and commercial rebates	21,650	18,595
Accrued benefits and incentive compensation	14,655	18,183
Other accrued costs	40,188	35,586
Accrued liabilities	$222,956	$245,078

H.          DEBT

Convertible Senior Notes

Long-term debt, net is comprised of our Convertible Senior Notes, as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
2020 Convertible Senior Notes
Principal amount outstanding	$450,000	$450,000
Unamortized discount	(104,235)	(111,015)
Net carrying amount	345,765	338,985
2018 Convertible Senior Notes
Principal amount outstanding	350,000	350,000
Unamortized discount	(59,497)	(65,733)
Net carrying amount	290,503	284,267
2017 Convertible Senior Notes
Principal amount outstanding	228,810	228,822
Unamortized discount	(30,277)	(34,244)
Net carrying amount	198,533	194,578
Total Convertible Senior Notes
Principal amount outstanding	1,028,810	1,028,822
Unamortized discount	(194,009)	(210,992)
Net carrying amount	$834,801	$817,830

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

The 2018 Notes and 2020 Notes will mature on September 1, 2018 and 2020, respectively, unless repurchased or converted in accordance with their terms prior to such date. The 2018 Notes and 2020 Notes bear cash interest at an annual rate of 1.125%

and 1.875%, respectively, which is payable on March 1st and September 1st of each year, beginning on March 1, 2014. As of June 30, 2014, the “if-converted value” did not exceed the principal amount of the 2018 Notes and 2020 Notes.

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

The remaining 2017 Notes will mature on November 1, 2017, unless repurchased or converted in accordance with their terms prior to such date. The 2017 Notes bear cash interest at an annual rate of 2.50%, which is payable on May 1st and November 1st of each year. As of June 30, 2014, the “if-converted value” exceeded the remaining principal amount of the 2017 Notes by $318.8 million.

Convertible Bond Hedge and Warrant Transactions

In September 2013, in connection with the issuance of the 2018 Notes and the 2020 Notes, to minimize the impact of potential dilution to our common stock upon conversion of such notes, we entered into convertible bond hedges covering 9,705,442 shares of our common stock. The convertible bond hedges have an exercise price of approximately $82.43 per share and are exercisable when and if the 2018 Notes and 2020 Notes are converted. If upon conversion of the 2018 Notes and 2020 Notes, the price of our common stock is above the exercise price of the convertible bond hedges, the counterparties will deliver shares of our common stock and/or cash with an aggregate value approximately equal to the difference between the price of our common stock at the conversion date and the exercise price, multiplied by the number of shares of our common stock related to the convertible bond hedge transaction being exercised. The convertible bond hedges are separate transactions entered into by us and are not part of the terms of the 2018 Notes, 2020 Notes or the warrants described below. Holders of the 2018 Notes, 2020 Notes and warrants will not have any rights with respect to the convertible bond hedges. We paid $179.4 million for these convertible bond hedges and recorded this amount as a reduction to additional paid-in capital, net of tax.

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

Credit Facility

In November 2012, we entered into a $150.0 million three-year senior secured, syndicated revolving credit facility (the credit facility) with a group of lenders, including Royal Bank of Canada (RBC), as administrative agent. In September 2013, we entered into an amendment to the credit facility. The credit facility was amended to: (i) permit the 2018 Notes, 2020 Notes and the convertible bond hedge and warrant transactions; (ii) adjust the definition of consolidated EBITDA to permit specific acquisitions; (iii) modify certain covenants related to investments, restricted payments and indebtedness; (iv) add additional financial covenants including a senior secured leverage ratio and minimum liquidity requirement; (v) increase the maximum permitted level of our total leverage ratio; and (vi) allow for the option to increase the credit facility by up to an additional $150.0 million, subject to pro forma compliance with financial covenants under the credit facility. In addition, the amendment added a new pricing tier based on our total leverage ratio. As a result, the applicable margin ranges from 2.25% to 3.00% for the Eurodollar rate and 1.25% to 2.00% for the base rate based on our total leverage ratio. The credit facility, which includes a sublimit for letters of credit, is for general corporate purposes. There were no outstanding borrowings under the credit facility as of June 30, 2014, or December 31, 2013.

I.             EMPLOYEE STOCK BENEFIT PLANS

Summary of Stock-Based Compensation Plans

In June 2014, our stockholders approved our 2014 Omnibus Incentive Plan (2014 OIP), which replaced our 2012 Equity Incentive Plan (2012 EIP). The 2014 OIP is the only existing equity compensation plan from which we are authorized to make equity-based awards to our employees, directors, consultants and advisors. Under the 2014 OIP, we reserved 4,200,000 new shares of common stock plus 1,637,295 shares that remained available for grant under the 2012 EIP as of the effective date of the 2014 OIP for equity-based awards to our employees, officers, directors, consultants and advisors in the form of stock options, RSUs, performance-based restricted stock units (PRSUs), stock grants and stock appreciation rights. In addition, the number of shares of common stock available for grant under the 2014 OIP includes the number of shares of common stock subject to stock options and RSUs that were granted and outstanding under the 2012 EIP, 2010 Equity Incentive Plan (2010 EIP), the Amended and Restated 2002 Directors’ Equity Incentive Plan and the Amended and Restated 2000 Equity Incentive Plan (2000 EIP) as of the effective date of the 2014 OIP, and that may become available for grant upon the forfeiture, cancellation, expiration or termination of those awards. As of June 30, 2014, there were 5,711,640 shares remaining available for grant under the 2014 OIP. Additionally in June 2014, our stockholders approved our 2014 Employee Stock Purchase Plan (2014 ESPP). The maximum aggregate number of shares of our common stock that may be purchased under the 2014 ESPP is 2,000,000 shares, subject to adjustment as provided for in the plan.

Summary of Stock-Based Compensation Expense

Stock-based compensation expense recorded in the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2014 and 2013, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Stock-based compensation expense allocation:
Cost of product revenues	$131	$129	$269	$254
Research and development expense	3,527	2,978	6,719	5,767
Selling, general and administrative expense	6,469	5,303	11,980	10,118
Total stock-based compensation	10,127	8,410	18,968	16,139
Income tax effect	(3,466)	(2,640)	(6,551)	(5,093)
After-tax effect of stock-based compensation expense	$6,661	$5,770	$12,417	$11,046

General Option Information

A summary of option activity for the six months ended June 30, 2014, is as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding as of December 31, 2013	7,478,169	$31.61
Granted	736,161	$72.60
Exercised	(753,739)	$24.13
Canceled	(130,645)	$41.28
Outstanding as of June 30, 2014	7,329,946	$36.32

Vested and exercisable as of June 30, 2014	4,716,807	$28.66

Weighted average grant-date fair value of options granted during the period	$19.39

RSU Information

A summary of RSU activity, including PRSUs, for the six months ended June 30, 2014, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2013	882,272	$40.97
Granted	530,869	$72.42
Vested	(276,251)	$37.07
Forfeited	(44,904)	$49.49
Nonvested as of June 30, 2014	1,091,986	$56.89

J.            RESTRUCTURING

The following table summarizes the activity within the restructuring liability included in accrued liabilities and other long-term liabilities within the condensed consolidated balance sheets:

	Employee-Related Severance	Lease Restructuring	Total
		(in thousands)
Balance at December 31, 2013	$19,173	$4,495	$23,668
Restructuring expense	5,011	897	5,908
Cash payments made	(20,344)	(1,766)	(22,110)
Balance at June 30, 2014	$3,840	$3,626	$7,466

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

In connection with our acquisition of Optimer, we vacated Optimer’s leased premises, as we do not intend to occupy or utilize this space for our operations. As a result, we recorded a lease restructuring liability, which represents the lease obligations associated with the vacated space in both the Optimer New Jersey and California facilities, net of expected sublease income. The restructuring liability associated with the leases is expected to be paid over the lease terms ending in 2018 and 2022 for the New Jersey and California facilities, respectively. Any future changes to our estimate of the liability will be recorded as additional restructuring expense or income.

K.            INCOME TAXES

The following tables reconcile the federal statutory tax rate to the effective tax rates and the related impact to the provision (benefit) for income taxes for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Amount	Rate	Amount	Rate
	(in thousands, except for percentages)
Federal statutory tax rate applied to income before taxes	$9,813	35.0%	$7,488	35.0%
Differential arising from:
State	66	0.2%	364	1.7%
Non-deductible expenses	932	3.3%	392	1.8%
Domestic manufacturing deduction	—	—%	(689)	(3.2)%
Contingent consideration	(8,938)	(31.9)%	375	1.8%
2013 Federal research credit	—	—%	(1,188)	(5.5)%
Impact of reserve for uncertain tax positions	84	0.3%	(805)	(3.8)%
Foreign rate differential	1,512	5.4%	(18)	(0.1)%
Other	539	2.0%	234	1.1%
Total	$4,008	14.3%	$6,153	28.8%

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Amount	Rate	Amount	Rate
	(in thousands, except for percentages)
Federal statutory tax rate applied to income before taxes	$14,789	35.0%	$8,744	35.0%
Differential arising from:
State	(206)	(0.5)%	442	1.8%
Non-deductible expenses	(868)	(2.0)%	402	1.6%
Domestic manufacturing deduction	—	—%	(809)	(3.2)%
Contingent consideration	(22,215)	(52.6)%	418	1.7%
2013 Federal research credit	—	—%	(1,307)	(5.2)%
2012 Federal research credit	—	—%	(4,041)	(16.2)%
Impact of reserve for uncertain tax positions	169	0.4%	(409)	(1.6)%
Foreign rate differential	1,762	4.2%	(20)	(0.1)%
Other	563	1.3%	234	0.8%
Total	$(6,006)	(14.2)%	$3,654	14.6%

In the table above, permanent differences that increase the tax benefit for the six months ended June 30, 2014, are shown as decreases to the effective tax rate. Permanent differences that decrease the tax benefit for the six months ended June 30, 2014, are shown as increases to the effective tax rate.

The decrease in our effective rate for the three and six months ended June 30, 2014, is primarily due to the impact of non-taxable contingent consideration income recorded during the three and six months ended June 30, 2014, related to the change in market value of the Optimer CVRs, which is a discrete adjustment for which no tax expense was recorded. The effective tax for the three and six months ended June 30, 2013, included $1.2 million and $5.3 million, respectively, in benefits from federal research credits, which were not recorded during the three and six months ended June 30, 2014, due to the expiration of the federal research tax credit at the end of 2013. If the credit is extended, it could have an impact on our effective tax rate in future periods.

Contingent consideration will fluctuate as a result of any changes in the fair value assumptions based on any additional data received on our SIVEXTRO, ceftolozane/tazobactam and/or bevenopran programs, as well as based upon the market price of the CVRs issued in connection with the acquisition of Optimer. Any significant contingent consideration expense or income will result in a significantly higher or lower effective tax rate because contingent consideration expense is largely not deductible for tax purposes and contingent consideration income is not taxable.

Our total uncertain tax positions were $52.7 million and $43.1 million as of June 30, 2014 and December 31, 2013, respectively. The increase in our uncertain tax positions was primarily related to the valuation of intellectual property rights for SIVEXTRO direct sales outside of the U.S., which were transferred to one of our foreign subsidiaries during the three months ended June 30, 2014. Of the total uncertain tax positions as of June 30, 2014, $17.6 million were included in other long-term liabilities within the condensed consolidated balance sheets and $35.1 million were offset against deferred tax assets. The Company’s 2011 and 2012 federal income tax returns are currently under audit by the Internal Revenue Service (IRS). Of the total uncertain tax positions at June 30, 2014, approximately $13.7 million relate to positions on the 2011 and 2012 tax returns. Based on the outcome of the audit, some or all of these positions may be effectively settled in the next 12 months.

L.         SEGMENT INFORMATION

We have one operating segment: the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. Our entire business is managed by a single management team, which reports to our Chief Executive Officer. For the three months ended June 30, 2014 and 2013, we generated approximately 90% and 94% of revenues, respectively, within the U.S., and for the six months ended June 30, 2014 and 2013, we generated approximately 91% and 94% of revenues, within the U.S. As of June 30, 2014 and December 31, 2013, substantially all of our long-lived assets were held within the U.S.

M.        LEGAL PROCEEDINGS

CUBICIN Patent Infringement Litigation

In 2012, we filed patent infringement lawsuits in the U.S. District Court for the District of Delaware against Hospira, Inc. (Hospira) in response to certain Paragraph IV Certification Notice Letters from Hospira notifying us that Hospira had submitted an Abbreviated New Drug Application (ANDA) and New Drug Application (NDA) to the FDA seeking approval to market generic versions of CUBICIN. The trial in these related actions was held in the U.S. District Court for the District of Delaware in February 2014. In July 2014, we entered into an agreement with Hospira under which Hospira has agreed not to launch a daptomycin product in the U.S. until the earlier of December 1, 2014, or the court’s decision on the validity or infringement of the relevant patents in these actions.

In October 2013, we filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Strides, Inc., on behalf of Agila Specialties Private Limited (collectively, Strides), in response to a Paragraph IV Certification Notice Letter from Strides notifying us that Strides had submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN.

In July 2014, we filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Fresenius Kabi USA, LLC (Fresenius) in response to a Paragraph IV Certification Notice Letter from Fresenius notifying us that Fresenius had submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN.

We cannot predict the outcome of these CUBICIN patent infringement litigations, and any final, unappealable adverse result in any of these litigations would likely have material adverse effects on our business, results of operations and financial condition.

Optimer U.S. Governmental Investigations

We are continuing to cooperate with the investigations by the SEC and the U.S. Department of Justice in their review of potential violations by Optimer of certain applicable laws, which occurred prior to our acquisition of Optimer. The investigations relate to an attempted share grant by Optimer and certain related matters in 2011, including a potentially improper payment to a research laboratory involving an individual associated with the share grant, that may have violated certain applicable laws, including the Foreign Corrupt Practices Act (FCPA). Optimer had already taken remedial steps in response to its internal investigation of these matters; nonetheless, these events could result in lawsuits being filed against us or Optimer and certain of Optimer’s former employees and directors, or certain of our employees. Such persons could also be the subject of criminal or civil enforcement proceedings and we may be required to indemnify such persons for any costs or losses incurred in connection with such proceedings. We cannot predict the ultimate resolution of these matters, whether we or such persons will be charged with violations of applicable civil or criminal laws, or whether the scope of the investigations will be extended to new issues. We also cannot predict what potential penalties or other remedies, if any, the authorities may seek against us, any of our employees, or any of Optimer’s former employees and directors, or what the collateral consequences may be of any such government actions. We do not have any amounts accrued related to potential penalties or other remedies related to these matters as of June 30, 2014, and cannot estimate a reasonably possible range of loss. In the event any such lawsuit is filed or enforcement proceeding is initiated, we could be subject to a variety of risks and uncertainties that could have material adverse effects on our business, results of operations and financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains and incorporates by reference forward-looking statements. In some cases, these statements can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “continue,” “believe,” “plan,” “intend,” “estimate,” or other similar words. You are cautioned that forward-looking statements are based on current expectations, and are inherently uncertain, and you should not place substantial reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including the risks and uncertainties discussed in Item 1A of Part I under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and in Item 1A of Part II under the heading “Risk Factors” in this Quarterly Report on Form 10-Q. The information contained herein is provided by us as of the date of this Quarterly Report on Form 10-Q, and, except as required by law, we do not undertake any obligation to update any forward-looking statements contained in this document as a result of new information, future events or otherwise.

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

(iii) the manufacturing and commercialization, including pricing and reimbursement of CUBICIN® (daptomycin for injection), DIFICID® (fidaxomicin), ENTEREG® (alvimopan), SIVEXTROTM (tedizolid phosphate) and our product candidates, including sales forecasts, the rate at which we exhaust our existing inventory, and the timing of financial milestones related thereto;

(iv) the development, regulatory filing and review, timing of commercial launches and commercial potential of our products and product candidates, such as ceftolozane/tazobactam, bevenopran, and surotomycin, including (a) the anticipated timing and results of our clinical trials, timing and results of our meetings with, submissions to, and responses from regulatory authorities and (b) the expected benefits from the Qualified Infectious Disease Product (QIDP) designations for ceftolozane/tazobactam and surotomycin;

(v) our efforts to continue adding products and product candidates through internal development, in-licensing and acquisition;

(vi) the expected benefits from our acquisitions of Trius Therapeutics, Inc. (Trius) and Optimer Pharmaceuticals, Inc. (Optimer); and

(vii) the impact on our business related to our receipt of a Form 483 from the U.S. Food and Drug Administration (FDA) in July 2014.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the condensed consolidated financial statements and accompanying notes to assist readers in understanding our results of operations, financial condition and cash flows. We have organized the MD&A as follows:

•                  Overview—This section provides financial highlights, a summary of our product and product pipeline updates, and a business update for the three and six months ended June 30, 2014.

•                  Results of Operations—This section provides a review of our results of operations for the three and six months ended June 30, 2014 and 2013.

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

Overview

We are a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. Our products and product candidates are used, or are being developed to be used, primarily in hospitals and other acute care settings, including home infusion and hospital outpatient clinics. We have four marketed products, three product candidates that have reached Phase 3 clinical trials, and several earlier-stage programs, each being developed to address areas of significant medical needs.

Financial Highlights

The following table is a summary of our selected financial results for the periods presented. See the “Results of Operations” section of this MD&A for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions, except per share data)
Total revenues, net	$294.4	$258.8	$555.6	$488.7
Operating income	$42.2	$28.1	$70.5	$37.9
Net income	$24.0	$15.2	$48.3	$21.3
Basic net income per common share	$0.32	$0.23	$0.64	$0.33
Diluted net income per common share	$0.30	$0.23	$0.61	$0.32

Marketed Products

Our four marketed products are as follows:

•                  CUBICIN—a once daily intravenous (I.V.) lipopeptide antibiotic approved in the United States (U.S.) for the treatment of certain serious skin and bloodstream infections caused by susceptible Gram-positive bacteria, including methicillin-resistant Staphylococcus aureus (MRSA). CUBICIN is also approved in the European Union (EU), Japan and many other countries for similar indications.

•                  DIFICID—an oral macrolide antibiotic approved in the U.S. for the treatment of Clostridium difficile-associated diarrhea (CDAD). DIFICID is approved in a number of other countries outside of the U.S. for treatment of Clostridium difficile (C. difficile) infection (CDI).

•                  ENTEREG—an oral, peripherally-acting mu-opioid receptor antagonist. ENTEREG is approved in the U.S. to accelerate upper and lower gastrointestinal (GI) recovery following surgeries that include partial bowel resections with primary anastomosis. ENTEREG is not approved for marketing outside of the U.S.

•                  SIVEXTRO—a once daily I.V. and oral oxazolidinone antibiotic approved in the U.S. for the treatment of certain serious skin infections caused by susceptible Gram-positive bacteria, including MRSA. SIVEXTRO was approved in the U.S. on June 20, 2014 for the treatment of adult acute bacterial skin and skin structure infections (ABSSSI). We commercially launched SIVEXTRO in the U.S. at the end of the second quarter of 2014. We submitted a New Drug Submission to Health Canada in March 2014 seeking approval of tedizolid phosphate for the treatment of ABSSSI. In February 2014, the European Medicines Agency (EMA) accepted for review our marketing authorization application (MAA) seeking approval of SIVEXTRO for the treatment of certain complicated skin and soft tissue infections (cSSTI). Additionally, we initiated a Phase 3 clinical trial to assess the safety and efficacy of SIVEXTRO in hospital-

acquired bacterial pneumonia (HABP)/ventilator-associated bacterial pneumonia (VABP) in June 2014. In 2013, the FDA designated SIVEXTRO as a QIDP for its now approved indication in ABSSSI, as well as for its potential indications in HABP and VABP, in each of the I.V. and oral dosage forms.

Product Pipeline Updates

As of June 30, 2014, we have three product candidates that completed or are in Phase 3 clinical trials, two of which, assuming successful clinical trial results and/or receipt of required regulatory approvals, could be used to treat hospitalized patients with serious infections. Our three product candidates that have reached Phase 3 clinical trials are as follows:

•                  Ceftolozane/tazobactam—an I.V. antibiotic candidate in development as a potential treatment for certain infections caused by susceptible Gram-negative bacteria including Pseudomonas aeruginosa and extended-spectrum beta-lactamase (ESBL) producing strains of bacteria such as Escherichia coli and Klebsiella pneumoniae in the following potential indications: complicated urinary tract infections (cUTI), complicated intra-abdominal infections (cIAI), and HABP/VABP. Phase 3 clinical trials for cUTI and cIAI commenced in 2011. In November 2013, we announced that ceftolozane/tazobactam met its primary endpoint of statistical non-inferiority compared to levofloxacin for cUTI, and in December 2013, we announced that ceftolozane/tazobactam met its primary endpoint of statistical non-inferiority compared to meropenem for cIAI. In June 2014, the FDA accepted, with Priority Review, the New Drug Application (NDA) we submitted in April 2014 seeking approval for ceftolozane/tazobactam for cUTI and cIAI. We plan to file an MAA with the EMA for both indications in the second half of 2014. We expect to initiate a Phase 3 clinical trial to assess the safety and efficacy of ceftolozane/tazobactam in HABP/VABP in 2014. The FDA has designated ceftolozane/tazobactam as a QIDP in all of the potential indications that we are currently developing, and as a result, ceftolozane/tazobactam is eligible for certain incentives, including an accelerated NDA review period, and if ceftolozane/tazobactam is ultimately approved by the FDA, a five-year extension of Hatch-Waxman exclusivity.

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

•                  Bevenopran—an oral investigational therapy in development as a potential treatment for opioid-induced constipation (OIC). OIC is the most common side effect for patients undergoing long-term treatment with opioids to relieve chronic pain, such as serious back pain. During the fourth quarter of 2013, we decided to stop our Phase 3 efficacy trials in light of the FDA’s planned 2014 Advisory Committee meeting to discuss the potential for elevated cardiovascular events related to mu-opioid antagonists and the enrollment challenges associated with the current design of these Phase 3 efficacy trials, which occurred in June 2014. Enrollment in the Phase 3 long-term safety study we initiated in October 2012 was completed in February 2014, and we now expect to complete the study in the second half of 2014. Based on our assessment of the outcome of the Advisory Committee meeting, insights from the FDA’s expected action on the naloxegol NDA in September 2014, and the results of our long-term safety study, we may re-evaluate whether to proceed with any new Phase 3 efficacy trials, and the design of such trials.

We continue to seek opportunities to build our pipeline of potential acute care therapies through our business development and internal discovery efforts.

Business Update

In July 2014, following a routine inspection of our facilities, we received a Form 483 from the FDA containing certain observations regarding our facilities. In connection with these observations, in August 2014 we voluntarily recalled certain lots of CUBICIN in two separate recalls due to, among other things, the potential presence of particulate matter, including glass particulate, in vials produced by certain of our contract manufacturers. While we have estimated the financial impact of these recalls to be immaterial, the costs associated with our efforts to address the observations contained in the Form 483 are uncertain.

Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013

Revenues

The components of our net revenues for the periods presented are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in millions)			(in millions)
U.S. product revenues, net	$265.2	$239.5	11%	$505.7	$452.8	12%
International product revenues	17.5	15.0	17%	34.5	27.4	26%
Service revenues	—	3.7	(100)%	—	7.3	(100)%
Other revenues	11.7	0.6	1,687%	15.4	1.2	1,079%
Total revenues, net	$294.4	$258.8	14%	$555.6	$488.7	14%

U.S. Product Revenues, net

Our net U.S. product revenues consisted of the following for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in millions)			(in millions)
U.S. CUBICIN product revenues, net	$234.7	$227.1	3%	$446.9	$429.2	4%
U.S. DIFICID product revenues, net	15.9	—	N/A	30.3	—	N/A
U.S. ENTEREG product revenues, net	14.6	12.4	18%	28.5	23.6	21%
Total U.S. product revenues, net	$265.2	$239.5	11%	$505.7	$452.8	12%

Our net U.S. product revenues increased $25.7 million and $52.9 million for the three and six months ended June 30, 2014, respectively. The increase is primarily due to the addition of DIFICID to our product portfolio as a result of our acquisition of Optimer in October 2013, and an increase of $7.6 million and $17.7 million for the three and six months ended June 30, 2014, respectively, in net U.S. CUBICIN product revenues.

Our total gross U.S. product revenues are offset by provisions as follows for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in millions)			(in millions)
Gross U.S. product revenues	$318.6	$272.3	17%	$604.1	$518.2	17%
Provisions offsetting U.S. product revenues:
Contractual adjustments	(21.9)	(16.0)	37%	(41.8)	(30.0)	39%
Governmental rebates	(31.5)	(16.8)	88%	(56.6)	(35.4)	60%
Total provisions	(53.4)	(32.8)	63%	(98.4)	(65.4)	50%
U.S. product revenues, net	$265.2	$239.5	11%	$505.7	$452.8	12%

Our gross U.S. product revenues increased $46.3 million and $85.9 million for the three and six months ended June 30, 2014, respectively. The increase was primarily due to: (i) price increases of 5.5% for CUBICIN in July 2013 and January 2014, which resulted in $28.6 million and $53.8 million of additional gross CUBICIN U.S. product revenues for the three and six months ended June 30, 2014, respectively; and (ii) the addition of DIFICID to our product portfolio through the 2013 acquisition of Optimer, which resulted in additional gross U.S. product revenues of $21.5 million and $41.2 million for the three and six months ended June 30, 2014, respectively. These increases were partially offset by a decrease in CUBICIN vials sold in the U.S., which resulted in a decrease of $6.0 million and $14.1 million in gross CUBICIN U.S. product revenues for the three and six months ended June 30, 2014, respectively.

Certain of our product sales qualify for rebates or discounts from standard list pricing due to contractual agreements or government-sponsored programs. Our contractual adjustments include provisions for returns, pricing and early payment discounts extended to our external customers, as well as wholesaler distribution fees, and other commercial rebates. Our governmental rebates represent estimated amounts for government-mandated rebates and discounts relating to federal and state programs, such as Medicaid, the Veterans’ Administration and Department of Defense (DoD) programs, the Medicare Part D Coverage Gap Discount Program and certain other qualifying federal and state government programs. The increase in provisions against gross product revenue for the three and six months ended June 30, 2014, was primarily driven by (i)increased U.S. sales of CUBICIN; (ii) the addition of DIFICID and (iii) the reversal of approximately $6.6 million of previously reserved for Medicaid program rebates during the three months ended June 30, 2013, as a result of receiving claims information from certain state governments and additional data regarding the usage of CUBICN by managed care organizations.

International Product Revenues

Our international CUBICIN product revenues are primarily based on sales of CUBICIN by Novartis AG (Novartis), our distribution partner in the EU and certain other territories. The increase in international product revenues for the three and six months ended June 30, 2014 is primarily due to an increase in CUBICIN sold by Novartis in its territories.

Costs and Expenses

Our costs and expenses consisted of the following for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in millions)			(in millions)
Cost of product revenues	$88.6	$63.0	41%	$162.2	$118.7	37%
Research and development expense	104.9	115.2	(9)%	225.5	229.4	(2)%
Contingent consideration (income) expense	(24.8)	2.6	(1,058)%	(58.1)	4.6	(1,352)%
Selling, general and administrative expense	80.0	49.9	60%	149.7	98.1	53%
Restructuring charges	3.5	—	N/A	5.9	—	N/A
Total costs and expenses	$252.2	$230.7	9%	$485.2	$450.8	8%

Cost of Product Revenues

Our cost of product revenues are comprised primarily of royalties owed on worldwide net sales of CUBICIN and U.S. net sales of ENTEREG under our license agreements with Eli Lilly & Co. (Eli Lilly), costs to procure, manufacture and distribute CUBICIN, DIFICID, ENTEREG and SIVEXTRO, and the amortization of the ENTEREG, DIFICID and SIVEXTRO intangible assets. Our gross margin for the three and six months ended June 30, 2014, was 68.7% and 70.0%, respectively, compared to 75.2% and 75.3% for the three and six months ended June 30, 2013, respectively. The decrease in our gross margin is primarily due: (i) to $11.5 million and $21.7 million of intangible asset amortization resulting from the acquisitions of Optimer and Trius during the three and six months ended June 30, 2014, respectively; and (ii) a $6.3 million and $7.0 million increase in the provision for inventory reserves during the three and six months ended June 30, 2014, respectively.

Research and Development Expense

Our research and development expense consisted of the following for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in millions)			(in millions)
External expenses	$52.8	$61.6	(14)%	$120.4	$114.4	5%
Unallocated internal expenses	46.1	38.0	21%	99.1	74.4	33%
Milestone and upfront payments	6.0	15.6	(62)%	6.0	40.6	(85)%
Total research and development expenses	$104.9	$115.2	(9)%	$225.5	$229.4	(2)%

Our research and development expense decreased $10.3 million for the three months ended June 30, 2014. The decrease is primarily due to: (i) a one-time expense of $15.0 million related to the upfront fee paid to Hydra Biosciences, Inc. (Hydra) to amend our existing license and collaboration agreement during the three months ended June 30, 2013; and (ii) an $8.8 million decrease in external expenses, primarily related to a decrease in Phase 3 trial costs related to ceftolozane/tazobactam due to the completion of our cUTI and cIAI Phase 3 trials in 2013. These decreases were partially offset by: (i) an $8.1 million increase in unallocated internal research and development expenses, primarily related to employee-related expenses to support our clinical and pre-clinical programs, including headcount associated with our acquisition of Trius; and (ii) a $6.0 million milestone expense incurred related to ceftolozane/tazobactam during the three months ended June 30, 2014.

Our research and development expense decreased $3.9 million for the six months ended June 30, 2014. The decrease is primarily due to the $15.0 million expense related to the upfront fee paid to Hydra described above, and $25.0 million related to the acquisition of expanded rights to develop and commercialize ceftolozane/tazobactam from Astellas Pharma Inc. (Astellas) incurred during the six months ended June 30, 2013. The decreases were partially offset by: (i) a $24.7 million increase in unallocated internal research and development expenses, primarily related to employee-related expenses to support our clinical and pre-clinical programs, including headcount associated with our acquisitions of Optimer and Trius; (ii) the $6.0 million milestone expense described above; and (iii) a $6.0 million increase in external expenses, primarily due to increases in external expenses associated with our SIVEXTRO and DIFICID products, which were acquired in 2013, primarily related to clinical trial costs, including our SIVEXTRO Phase 3 HABP/VABP trial, and an increase in manufacturing expenses associated with ceftolozane/tazobactam, partially offset by a decrease in Phase 3 clinical trial expenses for ceftolozane/tazobactam due to the completion of our cUTI and cIAI trials in 2013.

Contingent Consideration (Income) Expense

Our contingent consideration income was $24.8 million and $58.1 million for the three and six months ended June 30, 2014, respectively, compared to contingent consideration expense of $2.6 million and $4.6 million for the three and six months ended June 30, 2013, respectively. Contingent consideration income for the three and six months ended June 30, 2014, is primarily due to a decrease in the market price of the publicly-traded contingent value right (CVR) security issued in connection with our acquisition of Optimer.

Contingent consideration (income) expense may continue to fluctuate significantly in future periods depending on changes in estimates, including probabilities associated with achieving the milestones and the period in which we estimate these milestones will be achieved, and in the case of the Optimer CVR, the market price of the security. See Note D., “Fair Value Measurements,” in the accompanying notes to condensed consolidated financial statements for additional information.

Selling, General and Administrative Expense

Our selling, general and administrative expense increased $30.1 million and $51.6 million for the three and six months ended June 30, 2014, respectively. The increase in selling, general and administrative expense is primarily due to: (i) an increase of $9.6 million and $20.2 million in employee-related expenses for the three and six months ended June 30, 2014, respectively; (ii) an increase of $8.4 million and $12.4 million in marketing-related expenses for the three and six months ended June 30, 2014, respectively; and (iii) an increase of $5.5 million and $9.8 million in professional services, including legal fees, for the three and six months ended June 30, 2014, respectively, primarily related to our CUBICIN litigation and international expansion.

Other Expense (Income), net

The following table sets forth other expense (income), net, for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in millions)			(in millions)
Interest income	$(0.3)	$(0.7)	(56)%	$(0.7)	$(1.4)	(52)%
Interest expense	14.5	7.3	100%	28.9	14.4	100%
Other expense (income)	(0.1)	0.1	(138)%	0.0	(0.1)	(114)%
Total other expense (income), net	$14.1	$6.7	112%	$28.2	$12.9	119%

Our other expense (income), net increased $7.4 million and $15.3 million for the three and six months ended June 30, 2014, respectively. The increase is primarily due to increased interest expense in connection with the issuance of the 1.875% convertible senior notes due 2020 (2020 Notes) and 1.125% convertible senior notes due 2018 (2018 Notes) in September 2013.

Provision (Benefit) for Income Taxes

Our effective tax rate was 14.3% and (14.2)% for the three and six months ended June 30, 2014, respectively, compared to 28.8% and 14.6% for the three and six months ended June 30, 2013, respectively. The decrease in our effective rate for the three and six months ended June 30, 2014, is primarily due to the impact of non-taxable contingent consideration income recorded during the three and six months ended June 30, 2014, related to the change in market value of the Optimer CVRs, which is a discrete adjustment for which no tax expense was recorded. The effective tax for the three and six months ended June 30, 2013, included $1.2 million and $5.3 million in benefits from federal research credits, respectively, which were not recorded during the three and six months ended June 30, 2014, due to the expiration of the federal research tax credit at the end of 2013. If the credit is extended, it could have an impact on our effective tax rate in future periods.

Contingent consideration will fluctuate as a result of any changes in the fair value assumptions based on any additional data received on our SIVEXTRO, ceftolozane/tazobactam and/or bevenopran programs, as well as based upon the market price of the CVRs issued in connection with the acquisition of Optimer. Any significant contingent consideration expense or income will result in a significantly higher or lower effective tax rate because contingent consideration expense is largely not deductible for tax purposes and contingent consideration income is not taxable.

Liquidity and Capital Resources

A summary of our cash, cash equivalents, investments and certain financial obligations as of the periods presented below is as follows:

	June 30, 2014	December 31, 2013
	(in millions)
Cash and cash equivalents	$221.8	$91.1
Short-term investments	421.6	487.5
Total	$643.4	$578.6

Outstanding principal on Convertible Senior Notes	$1,028.8	$1,028.8
Payable to Glaxo Group Limited (Glaxo)	16.0	16.0
Total	$1,044.8	$1,044.8

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

Borrowings and Other Liabilities

Convertible Senior Notes

We have convertible debt outstanding as of June 30, 2014, related to our 2020 Notes, 2018 Notes and 2.50% convertible senior notes due 2017 (2017 Notes) (collectively, our Convertible Senior Notes). In September 2013, we issued $800.0 million aggregate principal amount of convertible senior unsecured notes in two series, with one series consisting of $350.0 million aggregate principal amount of the 2018 Notes, and the other series consisting of $450.0 million aggregate principal amount of the 2020 Notes. The 2018 Notes and 2020 Notes are convertible into common stock upon satisfaction of certain conditions. Interest is payable on the 2018 Notes and 2020 Notes on each March 1st and September 1st through September 1, 2018 and September 1, 2020, respectively.

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

Credit Facility

In November 2012, we entered into a $150.0 million three-year senior secured, syndicated revolving credit facility (the credit facility) with a group of lenders, including Royal Bank of Canada (RBC), as administrative agent. In September 2013, we entered into an amendment to the credit facility, which among other changes, allows for the option to increase the credit facility by up to an additional $150.0 million, subject to pro forma compliance with financial covenants under the credit facility. There were no outstanding borrowings under the credit facility as of June 30, 2014, or December 31, 2013, and we were in compliance with all covenants.

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

At our annual meeting of shareholders in June 2014, our stockholders approved an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 150.0 million to 300.0 million.

Cash Flows

Our net cash flows for the periods presented below are as follows:

	Six Months Ended June 30,
	2014	2013
	(in millions)
Net cash provided by operating activities	$62.5	$29.8
Net cash provided by investing activities	$47.2	$43.5
Net cash provided by financing activities	$21.1	$28.1

Operating Activities

Net cash provided by operating activities increased $32.7 million for the six months ended June 30, 2014. The increase is primarily due to the impact of a $25.0 million payment to Astellas as consideration for expanded rights to develop and commercialize ceftolozane/tazobactam and a $15.0 million upfront payment to Hydra to amend our existing license and collaboration agreement made during the six months ended June 30, 2013, partially offset by payments made in 2014 related to our restructuring programs.

Investing Activities

Net cash provided by investing activities increased $3.7 million for the six months ended June 30, 2014. The increase is primarily due to the $20.0 million payment we made during the six months ended June 30, 2013, in exchange for the exclusive option to acquire Adynxx, Inc., which we decided not to exercise in December 2013, partially offset by a $12.0 million decrease in net proceeds from maturities of investments during the six months ended June 30, 2014, compared to the six months ended June 30, 2013.

Financing Activities

Net cash provided by financing activities decreased $7.0 million for the six months ended June 30, 2014. The decrease is primarily due to a $6.8 million decrease in the excess tax benefit on stock-based awards.

Commitments and Contingencies

Legal Proceedings

See Note M., “Legal Proceedings,” in the accompanying notes to condensed consolidated financial statements.

Contractual Obligations

Our contractual obligations have not materially changed since February 25, 2014, the date we filed our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K) with the Securities and Exchange Commission (SEC). For more information on our contractual obligations, refer to our 2013 Form 10-K.

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

As of June 30, 2014, the contingent consideration related to the Trius, Adolor Corporation (Adolor) and Calixa Therapeutics Inc. (Calixa) acquisitions are our only financial liabilities measured and recorded using Level 3 inputs in accordance with accounting guidance for fair value measurements, and represent 96% of the total liabilities measured at fair value. See Note D., “Fair Value Measurements,” in the accompanying notes to condensed consolidated financial statements for additional information.

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

Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since February 25, 2014, the date we filed our 2013 Form 10-K with the SEC. For more information on our critical accounting policies, refer to our 2013 Form 10-K.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. This ASU stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU is effective for annual and interim reporting periods beginning on or after December 15, 2016, and early adoption is not permitted. The ASU permits the use of two transition methods, either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We have not yet selected a transition method, and are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from interest rates and equity prices which could affect our results of operations, financial condition and cash flows. We manage our exposure to these market risks through our regular operating and financing activities.

Interest Rate Risk

The potential change in the fair value of our fixed-rate investments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. We estimate that such hypothetical adverse 100 basis point movement would result in a decrease in fair value of $1.4 million on our fixed-rate investments as of June 30, 2014. In addition to interest risk, we are subject to liquidity and credit risk related to these investments.

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

	Initial Conversion	Initial Conversion		Annual Interest	Fair Value (3) at
	Rate (1)	Price	Maturity Date (1)	Rate (2)	June 30, 2014	December 31, 2013
					(in millions)
2020 Notes	12.1318	$82.43	September 1, 2020	1.875%	$516.9	$516.8
2018 Notes	12.1318	$82.43	September 1, 2018	1.125%	$392.1	$403.5
2017 Notes	34.2759	$29.18	November 1, 2017	2.500%	$556.0	$550.3
Total					$1,465.0	$1,470.6

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

Convertible Bond Hedge and Warrant Transactions

In September 2013, in connection with the issuance of the 2018 Notes and the 2020 Notes, to minimize the impact of potential dilution to our common stock upon conversion of such notes, we entered into convertible bond hedges covering 9,705,442 shares of our common stock. Concurrently with entering into the convertible bond hedge transactions, we entered into warrant transactions whereby we sold warrants to acquire, subject to customary adjustments, 9,705,442 shares of our common stock with an exercise price of approximately $96.43 per share, also subject to adjustment. See Note H., “Debt,” in the accompanying notes to condensed consolidated financial statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to process, summarize and disclose this information within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

There has been no change in our internal control over financial reporting during the three months ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1.                   LEGAL PROCEEDINGS

See Note M., “Legal Proceedings,” in the accompanying notes to condensed consolidated financial statements within Item 1 of Part I in this report, which is incorporated herein by reference.

ITEM 1A.               RISK FACTORS

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, as updated by the risk factors below, and the information under the heading “Cautionary Note Regarding Forward-Looking Statements” in Item 2 above.

We rely on certain sole source contract manufacturers of our products and product candidates, exposing us to certain risks that, if realized, could have a material adverse effect on our business.

We contract with ACS Dobfar Spa (ACSD) as our sole provider of our worldwide commercial supply of CUBICIN Active Pharmaceutical Ingredient (API). Although we hold a supply of safety stock of API at another warehouse/distribution center in addition to what is stored at ACSD, any natural or other disaster, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at these facilities that causes a loss of this safety stock or manufacturing capacity would heighten the risk that we face. We contract with multiple Contract Manufacturing Organizations (CMOs), including Hospira Worldwide, Inc. (Hospira Worldwide) and Oso Biopharmaceuticals Manufacturing LLC (Oso) to manufacture and supply to us finished CUBICIN drug product for our worldwide needs. Hospira, which has submitted filings to the FDA seeking approval to market generic versions of CUBICIN, is an affiliate of Hospira Worldwide. For many of the ex-U.S. markets in which CUBICIN is sold, either Hospira Worldwide or Oso is the sole approved supplier of one or more of the vial sizes that are sold in such markets, which will make it difficult to switch to another supplier for such markets in a timely manner if we experience problems with one of our existing CMOs.

We are also sole sourced with respect to our commercial supply of fidaxomicin, the API in DIFICID, and our commercial supply of fidaxomicin finished drug product, including DIFICID. We maintain higher inventory levels to account for risk associated with having a single supplier of fidaxomicin API and drug product. In addition, if we do not order certain minimum quantities of fidaxomicin from our CMO because of insufficient demand, we could owe payments for failure to satisfy our minimum order obligations. We also use a single supplier for our commercial supply of SIVEXTRO API and finished drug product and therefore maintain higher inventory levels to account for risk associated with having single sources of supply.

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

Competition in the market for therapeutic products that address serious Gram-positive bacterial infections is intense. CUBICIN faces competition in the U.S. from commercially-available drugs such as: vancomycin, marketed generically by Abbott Laboratories (Abbott), Shionogi and others; Zyvox®, marketed by Pfizer, Inc. (Pfizer); Synercid®, marketed by King, a wholly-owned subsidiary of Pfizer; Tygacil®, marketed by Wyeth Pharmaceuticals, Inc. (Wyeth), also a wholly-owned subsidiary of Pfizer; VIBATIV®, marketed by Theravance, Inc. (Theravance); Teflaro®, marketed by Forest Laboratories, Inc. (Forest), and DALVANCE™, which was approved by the FDA in May 2014 and is expected to be marketed by Durata Therapeutics, Inc. later this year. In particular, vancomycin has been a widely used and well-known antibiotic for more than

50 years and is sold in a relatively inexpensive generic form. Vancomycin sales account for approximately 70% of sales, based on days of therapy, in this market. In addition, CUBICIN is expected to face competition in the U.S. from a generic version of CUBICIN to be marketed by Teva Parenteral Medicines Inc. (Teva) under the terms of our settlement agreement with Teva. CUBICIN may also face competition in the U.S. from a generic version of CUBICIN if Hospira’s Abbreviated New Drug Application (ANDA) or NDA, Strides’ ANDA, Fresenius’ ANDA or a third party’s filing to the FDA for approval to market a generic version of CUBICIN, is ultimately approved or a generic version of CUBICIN otherwise comes to market. CUBICIN also may face competition in the future from several product candidates currently in clinical development as treatments for complicated skin and skin structure infections (cSSSI) (now referred to as ABSSSI). CUBICIN is also priced higher than some of its competitor products, which could inhibit the continued acceptance of CUBICIN or otherwise cause physicians to switch to new drug products or reserve CUBICIN for use in limited circumstances. Any inability on our part to compete with current or subsequently-introduced drug products, particularly with respect to CUBICIN, would have a material adverse impact on our results of operations.

With respect to DIFICID, we face competition in the U.S. from branded Vancocin Pulvules, generic vancomycin capsules, reconstituted I.V. vancomycin “slurry” for oral administration and metronidazole. In particular, we anticipate DIFICID will continue to face increasing competition in the form of generic versions of branded products. DIFICID faces competition in the U.S. from an inexpensive generic form of metronidazole and vancomycin capsules, and in the EU faces competition from generic oral vancomycin. Generic therapies typically are sold at lower prices than branded antibiotics and generally are preferred by managed care providers of health services. DIFICID may also face generic competition in the U.S. if a third party’s filing to the FDA for approval to market a generic version of DIFICID is ultimately approved or a generic version of DIFICID otherwise comes to market. DIFICID may also face competition from fecal microbiota transplantation, an experimental CDAD treatment that is becoming increasingly used.

Although ENTEREG is currently the only FDA-approved product indicated for the acceleration of gastrointestinal (GI) recovery following surgeries that include partial bowel resection with primary anastomosis, there are other products in various stages of clinical development for this condition that could compete with ENTEREG at some point in the future and ENTEREG may also face generic competition in the U.S. as described above for CUBICIN and DIFICID.

We expect that if our product candidates, including ceftolozane/tazobactam, are approved by the FDA and foreign regulatory authorities, they will likewise face substantial competition from branded and generic products.

The process of obtaining the necessary governmental approvals to market and sell drug products in the U.S., EU, and in foreign countries is complex, time consuming, expensive and subject to a number of risks that could result in a failure to obtain approval for any of our product candidates, including ceftolozane/tazobactam.

We must obtain government approvals before marketing or selling our product candidates in the U.S., the EU, the EU Member States and in foreign jurisdictions. The FDA, the European Commission, the EMA, the competent authorities of the EU Member States and other comparable regulatory agencies in foreign countries impose substantial and rigorous requirements for the development, production, marketing authorization and commercial introduction of drug products. These requirements include pre-clinical, laboratory and clinical testing procedures, sampling activities, clinical trials and other costly and time-consuming procedures. In addition, regulation is not static, and regulatory authorities, including the FDA, the European Commission, the EMA, and the competent authorities of the EU Member States, evolve in their staff, interpretations and practices and may impose more stringent or different requirements than currently in effect, which may adversely affect our planned and ongoing drug development and/or our sales and marketing efforts. For example, the FDA is evaluating whether to require pre-approval cardiovascular studies for mu-opioid antagonists. Because bevenopran is a mu-opioid antagonist, the outcome of this analysis could have a significant impact on the design, timing and cost of our bevenopran program. As a result, we previously decided to stop our bevenopran Phase 3 efficacy trials pending the outcome of the June 2014 FDA Advisory Committee meeting on this topic and the FDA’s determination with respect to requiring pre-approval cardiovascular studies. While the majority of the Advisory Committee panel members voted that a pre-approval cardiovascular outcomes study should not be required for mu-opioid antagonists in OIC, we continue to await additional information, including the results of our long-term safety study for bevenopran, additional regulatory discussions with the FDA on a feasible Phase 3 efficacy design for bevenopran, and the FDA’s review of the NDA for naloxegol (a mu-opioid antagonist drug candidate being developed by AstraZeneca with a Prescription Drug User Fee Act (PDUFA) date in September 2014), before making a decision on the future development of bevenopran.

Satisfaction of the requirements of the FDA, the relevant EU, and other foreign regulators typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the product candidate. Differing regulatory approval requirements in different countries make it more difficult for us to conduct unified global trials, which can lead to increased development costs and marketing delays or non-viability of our clinical trials. The approval procedure and the time required to obtain approval also varies among countries. Regulatory agencies may have varying interpretations of the same data, and approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. In addition, the Phase 3 clinical trials of many product candidates requires health economics and outcomes research (HEOR), endpoints or protocols, which may result in trials being prolonged so that the requisite HEOR data can be gathered. In addition, if the HEOR data fails to provide convincing evidence of patient benefit over existing therapies, it could impact the product’s reimbursement or success in the marketplace.

Generally, no product can receive FDA approval, marketing authorization from the European Commission or the competent authorities of the EU Member States, or approval from comparable regulatory agencies in foreign countries unless data generated in human clinical trials demonstrates both safety and efficacy for each target indication in accordance with such authority’s standards. The large majority of product candidates that begin human clinical trials fail to demonstrate the required safety and efficacy characteristics necessary for marketing approval. Failure to demonstrate the safety and efficacy of any of our product candidates for each target indication in clinical trials would prevent us from obtaining required approvals from regulatory authorities, which would prevent us from commercializing those product candidates. Negative or inconclusive results from the clinical trials or adverse medical events during the trials could lead to requirements that trials be repeated or extended, or that additional trials be conducted, any of which may not be clinically feasible or financially practicable, that the conduct of trials be suspended, or that a program be terminated. Clinical and other data are also often subject to varying interpretations, so even if we believe that the data from clinical trials that we conduct for a product candidate produced positive results, the FDA, the European Commission, the EMA, the competent authorities of the EU Member States, or other regulatory authorities may determine that the data we submit with any marketing approval application, including our NDA for ceftolozane/tazobactam, is not adequate for approval. Our ability to generate revenues from the commercialization and sale of additional drug products will be limited by any failure to obtain the necessary regulatory approvals for additional product candidates. Biotechnology and pharmaceutical company stock prices have declined significantly in certain instances where companies have failed to obtain FDA or foreign regulatory authority approval of a product candidate or if the timing of FDA or foreign regulatory authority approval is delayed. If the FDA’s or any foreign regulatory authority’s response to any application for approval is delayed or not favorable for any of our product candidates, our stock price could decline significantly.

Even if regulatory approval to market a drug product is granted, the marketing authorization may impose limitations on the indicated use for which the drug product may be marketed and involve obtaining additional post-approval requirements. The commercialization of a drug product is impacted by the design and results of the trials that we or others conducted for the drug because such design and results determine what will be included on the drug label approved by regulatory authorities, and the label governs how we are allowed to promote the drug. The FDA or an equivalent authority in the EU or of another country, may determine that measures to control potential risks, such as a risk evaluation and mitigation strategy (REMS) or post-marketing obligations, are necessary to ensure that the benefits of a new product continue to outweigh its risks once on the market. If required, a REMS or post-marketing obligation may include various elements, such as conducting post-marketing safety or efficacy studies, publication of a medication guide, patient package insert, a communication plan to educate health care providers of the drug’s risks, limitations on who may prescribe or dispense the drug or other measures deemed necessary to assure the safe use of the drug, any of which would make it more difficult to market the product, especially if competitor products are not subject to a similar REMS or post-marketing obligations. For example, ENTEREG was approved with a boxed warning on its label and subject to a REMS that imposes restrictions and requirements on the distribution of ENTEREG, which make it more difficult to market and sell. The REMS is subject to modification by the FDA at any time, and it is possible that the FDA could require changes to the REMS or other restrictions that would make it even more difficult, costly and time-consuming to market and sell ENTEREG.

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

Third-party patent litigation or other intellectual property proceedings brought against us relating to our products, product candidates, processes or other technologies could result in substantial liability for damages, or delay or stop our development and commercialization efforts for such products, product candidates, processes or other technologies.

An adverse outcome in any patent litigation or other intellectual property proceeding could subject us to significant liabilities to third parties and require us to redesign or cease using and delay or stop our development and commercialization efforts for the respective product, product candidate, process or other technology that is at issue or to obtain licenses or other rights from third parties. For example, we referenced certain tazobactam data owned by another pharmaceutical company in our NDA for ceftolozane/tazobactam. As required by applicable regulations, we provided a Paragraph IV Certification Notice Letter to the third party in July 2014 notifying them that certain patents held by them listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) are not infringed by our NDA for ceftolozane/tazobactam. If the third party files a patent infringement lawsuit against us, the planned timing of our anticipated launch of ceftolozane/tazobactam could be adversely impacted.

In general, we may not be able to successfully redesign our product, product candidate, process or other technology to avoid infringement or obtain any required licenses or rights on commercially acceptable terms or at all. The cost or impact of any patent litigation or other proceeding, even if resolved in our favor, could be substantial and have a material adverse effect on our results of operations, and some of our competitors may be able to sustain the cost of similar litigation and proceedings more effectively than we can because of their substantially greater resources. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could also have a material adverse effect on our ability to compete in the marketplace and our stock price.

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

We and our commercial partners are subject to ongoing regulatory requirements and review in the U.S., the EU, and in foreign jurisdictions, pertaining to the manufacture, labeling, packaging, adverse event reporting, storage, marketing, promotion and record keeping related to our products. Problems may arise during manufacturing for a variety of reasons including equipment malfunction, failure to follow specific protocols and procedures, defective raw materials and environmental factors. Failure to comply with such regulatory requirements or the later discovery of previously unknown problems with respect to our products and facilities or third-party manufacturing facilities may result in restrictions on our ability to manufacture, market or sell our products, or even the withdrawal of our products from the market. Additionally, manufacturing flaws, component failures, design defects, off-label uses or inadequate disclosure of product-related information could result in an unsafe condition or the injury or death of a patient. Such events could lead to a recall of, or issuance of a safety alert relating to, our products. We also may undertake voluntarily to recall products or temporarily shut down production based on safety and quality monitoring and testing data. For example, in August 2013 we announced a voluntary recall of certain lots of CUBICIN following an FDA inspection of our facilities from which we received and responded to certain observations contained in a Form 483 issued by the FDA. In July 2014, following another routine inspection of our facilities, we also received a Form 483 from the FDA containing certain observations regarding our facilities. In connection with these observations, in August 2014 we voluntarily recalled certain additional lots of CUBICIN in two separate recalls due to, among other things, the potential presence of particulate matter, including glass particulate, in vials produced by certain of our contract manufacturers. While we have estimated the financial impact of the recalls in 2014 to be immaterial, the costs associated with our efforts to address the observations contained in the July 2014 Form 483 are uncertain, and any inability on our part to address and remediate these observations in a satisfactory manner could result in a decrease in product sales, damage to our reputation or the initiation of lawsuits against us or our third-party manufacturers. We or our partners may also be subject to additional sanctions, such as:

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

•                  restrictions on our continued manufacturing, marketing or sale of our products; or

•                  additional product recalls or a refusal by regulators to consider or approve applications for additional indications or new products.

Any of the above issues or sanctions could have a material adverse impact on our business and cause us to incur significant costs, including costs to replace products, lost revenue, damage to customer relationships, time and expense spent investigating the cause and costs of any possible settlements or judgments related thereto and potentially cause similar losses with respect to other products. Such challenges could also divert the attention of our management and employees from product development efforts. If we deliver products with defects, or if there is a perception that our products or the processes related thereto contain errors or defects, we could incur additional recall and product liability costs, and our credibility and the market acceptance and sales of our products could be materially adversely affected. Due to the strong name recognition of our brands, an adverse event involving one of our products could result in reduced market acceptance and demand for all of our products, and could harm our reputation and our ability to market our products in the future. Such challenges could have a material adverse effect on our business, manufacturing operations, results of operations, financial condition and cash flows.

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                        OTHER INFORMATION

None.

ITEM 6.                        EXHIBITS

10.1	Form of Stock Option Agreement for Directors under Cubist’s 2014 Omnibus Incentive Plan (2014 OIP)

10.2	Form of Stock Option Agreement for U.S. Employees under 2014 OIP

10.3	Form of Stock Option Agreement for Non-U.S. Employees under 2014 OIP

10.4	Form of Restricted Stock Unit Agreement for Directors under 2014 OIP

10.5	Form of Restricted Stock Unit Agreement for U.S. Employees under 2014 OIP

10.6	Form of Restricted Stock Unit Agreement for Non-U.S. Employees under 2014 OIP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Cubist Pharmaceuticals, Inc.’s Form 10-Q for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIST PHARMACEUTICALS, INC.

August 11, 2014
By:
/s/ Michael J. Tomsicek
Michael J. Tomsicek
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)