Form 10-Q
period 2014-09-30
CUBIST PHARMACEUTICALS INC
filed 2014-11-07
CIK 912183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
OR
☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number:  001-36151

CUBIST PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	22-3192085
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of shares of the registrant’s Common Stock, $.001 par value, outstanding on November 3, 2014: 76,295,299.

Cubist Pharmaceuticals, Inc.
Form 10-Q
For the Quarter Ended September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CUBIST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$233,691	$91,058
Short-term investments	453,291	487,500
Accounts receivable, net	115,125	123,155
Inventory	68,706	57,663
Deferred tax assets, net	46,877	52,507
Prepaid expenses and other current assets	54,680	58,285
Total current assets	972,370	870,168
Property and equipment, net	182,532	177,544
In-process research and development	237,400	896,400
Goodwill	381,930	381,930
Other intangible assets, net	1,322,382	721,066
Other assets	86,658	98,024
Total assets	$3,183,272	$3,145,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,169	$31,877
Accrued liabilities	167,932	245,078
Short-term deferred revenue	7,123	6,411
Short-term contingent consideration	63,709	20,428
Other current liabilities	5,959	7,034
Total current liabilities	274,892	310,828
Long-term deferred revenue	27,396	31,010
Long-term deferred tax liabilities, net	363,772	357,113
Long-term contingent consideration	103,745	202,894
Long-term debt, net	843,493	817,830
Other long-term liabilities	30,327	31,726
Total liabilities	1,643,625	1,751,401
Commitments and contingencies (Notes B, D, H, J, K and M)
Stockholders’ equity:
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 300,000,000 shares; 76,012,863 and 74,428,087 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	76	74
Additional paid-in capital	1,439,048	1,362,240
Accumulated other comprehensive (loss) income	(1,769)	215
Retained earnings	102,292	31,202
Total stockholders’ equity	1,539,647	1,393,731
Total liabilities and stockholders’ equity	$3,183,272	$3,145,132

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
U.S. product revenues, net	$291,883	$243,596	$797,600	$696,347
International product revenues	16,619	12,987	51,131	40,349
Service revenues	—	3,755	—	11,044
Other revenues	653	5,655	16,055	6,961
Total revenues, net	309,155	265,993	864,786	754,701
Costs and expenses:
Cost of product revenues	94,959	60,989	257,113	179,705
Research and development expense	66,032	123,423	291,497	352,822
Contingent consideration expense (income)	2,224	2,641	(55,868)	7,280
Selling, general and administrative expense	77,791	73,855	227,510	171,945
Restructuring charges	340	1,029	6,248	1,029
Total costs and expenses	241,346	261,937	726,500	712,781
Operating income	67,809	4,056	138,286	41,920
Other (income) expense, net:
Interest income	(276)	(624)	(970)	(2,084)
Interest expense	14,664	8,924	43,567	23,358
Other (income) expense	(357)	34,871	(344)	34,777
Total other (income) expense, net	14,031	43,171	42,253	56,051
Income (loss) before income taxes	53,778	(39,115)	96,033	(14,131)
Provision (benefit) for income taxes	30,949	(5,220)	24,943	(1,566)
Net income (loss)	$22,829	$(33,895)	$71,090	$(12,565)

Basic net income (loss) per common share	$0.30	$(0.50)	$0.94	$(0.19)
Diluted net income (loss) per common share	$0.29	$(0.50)	$0.90	$(0.19)

Shares used in calculating:
Basic net income (loss) per common share	75,834,443	67,841,665	75,400,064	66,122,521
Diluted net income (loss) per common share	85,995,727	67,841,665	85,901,660	66,122,521

Total comprehensive income (loss)	$21,041	$(33,351)	$69,106	$(12,464)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$71,090	$(12,565)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on extinguishment of convertible debt, including write-off of debt issuance costs	—	12,592
Depreciation and amortization	74,831	25,866
Amortization and accretion of investments	5,281	8,680
Amortization of debt discount and debt issuance costs, excluding write-off of debt issuance costs	29,411	13,382
Deferred income taxes	12,289	(23,068)
Stock-based compensation	28,372	24,104
Contingent consideration	(55,868)	7,280
Payment of contingent consideration	—	(24,254)
Provision for inventory reserves	14,014	4,679
Other non-cash	(4,033)	(11,877)
Changes in assets and liabilities:
Accounts receivable	8,028	(12,984)
Inventory	(17,344)	(13,370)
Prepaid expenses and other assets	5,992	1,652
Accounts payable and accrued liabilities	(64,927)	(29,669)
Deferred revenue and other liabilities	(1,346)	1,171
Net cash provided by (used in) operating activities	105,790	(28,381)
Cash flows from investing activities:
Acquisition of business, net of acquired cash	—	(671,729)
Acquisition of intangible assets	(4,000)	—
Purchase of non-voting preferred stock	—	(25,000)
Purchases of property and equipment	(21,070)	(11,691)
Purchases of investments	(403,277)	(736,469)
Proceeds from maturities of investments	431,895	1,183,443
Payment for purchase option	—	(20,000)
Increase in restricted cash	(2,153)	—
Net cash provided by (used in) investing activities	1,395	(281,446)
Cash flows from financing activities:
Payment of contingent consideration	—	(15,746)
Issuance of common stock, net	33,057	29,621
Excess tax benefit on stock-based awards	8,705	12,861
Proceeds from issuance of convertible debt	—	800,000
Payment of debt issuance costs	—	(24,731)
Proceeds from issuance of warrants	—	121,675
Purchase of convertible bond hedge	—	(179,390)
Other	(4,625)	—
Net cash provided by financing activities	37,137	744,290
Net increase in cash and cash equivalents	144,322	434,463
Effect of changes in foreign exchange rates on cash balances	(1,689)	—
Cash and cash equivalents at beginning of period	91,058	104,041
Cash and cash equivalents at end of period	$233,691	$538,504

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

A.            BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Cubist Pharmaceuticals, Inc. ("we," "our," or "us") in accordance with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end condensed consolidated financial statements were derived from audited financial statements, but certain information and footnote disclosures required by GAAP normally included in our annual consolidated financial statements have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K), filed with the Securities and Exchange Commission (SEC) on February 25, 2014. The condensed consolidated financial statements, in the opinion of management, reflect all normal and recurring adjustments necessary for a fair statement of our financial position and results of operations. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. Also, included in prepaid expenses and other current assets, and other assets on our condensed consolidated balance sheet are $1.4 million and $0.7 million, respectively, of restricted cash as of September 30, 2014.

The accompanying condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Our results of operations for the three and nine months ended September 30, 2014, include the effects of our acquisitions of Optimer Pharmaceuticals, Inc. (Optimer), and Trius Therapeutics, Inc. (Trius), which we acquired in October 2013 and September 2013, respectively. In addition, our results of operations for the three and nine months ended September 30, 2013, include the results of Trius from September 11, 2013, the date of acquisition.

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

Concentration of Risk

Our accounts receivable as of September 30, 2014 and December 31, 2013, primarily represent amounts due to us from wholesalers, including AmerisourceBergen Drug Corporation, Cardinal Health, Inc. and McKesson Corporation. We perform ongoing credit evaluations of our key wholesalers, distributors and other customers, and generally do not require collateral. For the three and nine months ended September 30, 2014 and 2013, we did not have any significant write-offs of accounts receivable, and our days sales outstanding has not significantly changed since December 31, 2013.

	Percentage of Total Accounts Receivable Balance as of
	September 30, 2014	December 31, 2013
AmerisourceBergen Drug Corporation	17%	18%
Cardinal Health, Inc.	18%	17%
McKesson Corporation	22%	18%

	Percentage of Total Net Revenues for the Three Months Ended September 30,		Percentage of Total Net Revenues for the Nine Months Ended September 30,
	2014	2013	2014	2013
AmerisourceBergen Drug Corporation	18%	18%	17%	19%
Cardinal Health, Inc.	16%	17%	17%	17%
McKesson Corporation	21%	18%	19%	18%

IPR&D

IPR&D acquired in a business combination is capitalized on our condensed consolidated balance sheets at its acquisition-date fair value, net of any accumulated impairment losses. Until the underlying project is completed, these assets are accounted for as indefinite-lived intangible assets, subject to impairment testing. Once the project is completed, the carrying value of the intangible asset is amortized over its estimated useful life. Post-acquisition research and development expenses related to the acquired IPR&D are expensed as incurred.

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

Revenue Recognition

Our principal sources of revenue during the periods presented were: (i) product revenues of CUBICIN® (daptomycin for injection), DIFICID® (fidaxomicin) and ENTEREG® (alvimopan) in the United States (U.S.); (ii) revenues derived from sales of CUBICIN and DIFICID by our international distribution partners; (iii) license fees and milestone payments that are derived from collaboration, license and commercialization agreements with other biopharmaceutical companies; and (iv) prior to our acquisition of Optimer, service revenues derived from our co-promotion agreement with Optimer for the promotion and support of DIFICID in the U.S., which was terminated on October 24, 2013, as a result of our acquisition of Optimer. Product revenue amounts exclude sales of DIFICID prior to our acquisition of Optimer. The U.S. Food and Drug Administration (FDA) approved SIVEXTRO® (tedizolid phosphate) in the U.S. on June 20, 2014, for the treatment of adult acute bacterial skin and skin structure infections (ABSSSI). We commercially launched SIVEXTRO in the U.S. at the end of the second quarter of 2014. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and collectibility of the resulting receivable is reasonably assured.

U.S. Product Revenues, net

All revenues from product sales are recorded net of applicable provisions and allowances in the same period the related sales are recorded.

Gross U.S. product revenues were offset by provisions for the three and nine months ended September 30, 2014 and 2013, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Gross U.S. product revenues	$350,471	$277,999	$954,586	$796,217
Provisions offsetting U.S. product revenues:
Contractual adjustments	(21,443)	(13,249)	(63,262)	(43,281)
Governmental rebates	(37,145)	(21,154)	(93,724)	(56,589)
Total provisions offsetting product revenues	(58,588)	(34,403)	(156,986)	(99,870)
U.S. product revenues, net	$291,883	$243,596	$797,600	$696,347

Certain of our product sales qualify for rebates or discounts from standard list pricing due to contractual agreements or government-sponsored programs. Our contractual adjustments include provisions for returns, pricing and early payment discounts extended to our external customers, as well as wholesaler distribution fees, and other commercial rebates. Our governmental rebates represent estimated amounts for government-mandated rebates and discounts relating to federal and state programs, such as Medicaid, the Veterans' Administration and Department of Defense (DoD) programs, the Medicare Part D Coverage Gap Discount Program and certain other qualifying federal and state government programs. Estimates and assumptions for reserves are analyzed quarterly. We reversed approximately $6.0 million and $14.1 million of revenue reserves during the three and nine months ended September 30, 2013, respectively, primarily consisting of Medicaid program rebates as a result of receiving claims information from certain state governments and additional data regarding the usage of CUBICIN by managed care organizations.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share has been computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted net income (loss) per common share has been computed by dividing diluted net income (loss) by the weighted average diluted number of shares outstanding during the period. Except where the result would be antidilutive to net income, diluted net income per common share has been computed assuming the conversion of obligations and the elimination of the interest expense related to our 2.50% convertible senior notes due 2017 (2017 Notes), 1.125% convertible senior notes due 2018 (2018 Notes), 1.875% convertible senior notes due 2020 (2020 Notes), the exercise of stock options, the exercise of warrants issued in connection with the convertible bond hedge transactions discussed below, and the vesting of restricted stock units (RSUs), as well as their related income tax effects.

In September 2013, in connection with the issuance of the 2018 Notes and 2020 Notes, we entered into convertible bond hedge transactions. The convertible bond hedges are not considered for purposes of calculating the number of diluted shares outstanding, as their effect would be antidilutive. The convertible bond hedges are generally expected, but not guaranteed, to reduce the potential dilution upon conversion of the 2018 Notes and 2020 Notes. See Note H., "Debt," for additional information.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except share and per share data)
Net income (loss), basic	$22,829	$(33,895)	$71,090	$(12,565)
Effect of dilutive securities:
Interest on 2017 Notes, net of tax	772	—	2,343	—
Debt issuance costs related to 2017 Notes, net of tax	104	—	315	—
Debt discount amortization related to 2017 Notes, net of tax	1,100	—	3,265	—
Net income (loss), diluted	$24,805	$(33,895)	$77,013	$(12,565)

Shares used in calculating basic net income (loss) per common share	75,834,443	67,841,665	75,400,064	66,122,521
Effect of dilutive securities:
Options to purchase shares of common stock and RSUs	2,318,634	—	2,658,833	—
2017 Notes convertible into shares of common stock	7,842,650	—	7,842,763	—
Shares used in calculating diluted net income (loss) per common share	85,995,727	67,841,665	85,901,660	66,122,521

Basic net income (loss) per common share	$0.30	$(0.50)	$0.94	$(0.19)
Diluted net income (loss) per common share	$0.29	$(0.50)	$0.90	$(0.19)

Potential common shares excluded from the calculation of diluted net income (loss) per common share, as their inclusion would have been antidilutive, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Options to purchase shares of common stock and RSUs	904,954	8,739,777	750,827	8,739,777
Warrants	9,705,442	9,705,442	9,705,442	9,705,442
2020 Notes convertible into shares of common stock	5,459,311	5,459,311	5,459,311	5,459,311
2018 Notes convertible into shares of common stock	4,246,131	4,246,131	4,246,131	4,246,131
2017 Notes convertible into shares of common stock	—	7,842,943	—	7,842,943

At our annual meeting of shareholders in June 2014, our stockholders approved an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 150.0 million to 300.0 million.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. Amounts recorded to accumulated other comprehensive income for the three and nine months ended September 30, 2014 and 2013, were not material. Additionally, there were no material reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2014 and 2013.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The standard clarifies that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. Additionally, compensation cost should be recognized in the period in which it becomes probable that the performance condition will be achieved. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted.

We elected to adopt this standard in the third quarter of 2014, and the adoption of this ASU did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. This ASU stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU is effective for annual and interim reporting periods beginning on or after December 15, 2016, and early adoption is not permitted. The ASU permits the use of two transition methods, either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We have not yet selected a transition method, and are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

B.            BUSINESS COMBINATIONS AND ACQUISITIONS

On October 24, 2013, we completed our acquisition of Optimer, then a publicly-held biopharmaceutical company, upon which Optimer became our wholly-owned subsidiary. The transaction provided us with an existing commercialized product, DIFICID. Under the terms of the merger agreement, we purchased 100% of the issued and outstanding shares of Optimer common stock for: (i) $10.75 per share in cash, plus (ii) one transferable contingent value right (CVR) per share, which entitles the holder to receive an additional cash payment of up to $5.00 per CVR upon achievement of certain sales milestones for a maximum, undiscounted potential CVR payout of $253.9 million. The CVRs are listed on the NASDAQ Global Select Market under the symbol "CBSTZ," and this contingent consideration is recorded as a liability and measured at fair value based upon the market price of the CVR on the day of valuation. See Note D., "Fair Value Measurements," for additional information.

On September 11, 2013, we completed our acquisition of Trius, then a publicly-held biopharmaceutical company, upon which Trius became our wholly-owned subsidiary. The transaction provided us with SIVEXTRO, which at that time was a late-stage product candidate. The FDA approved SIVEXTRO in the U.S. on June 20, 2014, and we commercially launched SIVEXTRO in the U.S. at the end of the second quarter of 2014. Under the terms of the merger agreement, we purchased 100% of the issued and outstanding shares of Trius common stock for: (i) $13.50 per share in cash, plus (ii) one non-transferable CVR per share, which entitles the holder to receive an additional cash payment of up to $2.00 per CVR upon achievement of certain sales milestones for a maximum, undiscounted potential CVR payout of $108.4 million. The CVRs may not be sold, assigned, transferred, pledged, encumbered or disposed of, subject to limited exceptions. Contingent consideration is recorded as a liability and measured at fair value based upon significant unobservable inputs. See Note D., "Fair Value Measurements," for additional information.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective dates of acquisition, as adjusted for measurement period adjustments recorded during the three months ended September 30, 2014:

	Optimer	Trius
	October 24, 2013	September 11, 2013
	(in thousands)
Cash	$31,466	$22,697
Investments	42,067	39,513
Inventory	32,000	—
IPR&D	—	659,000
DIFICID intangible asset	561,000	—
Contract intangible asset	36,000	—
Deferred tax assets	116,422	93,179
Goodwill	108,360	159,440
Other assets acquired	15,942	5,522
Total assets acquired	943,257	979,351
Deferred tax liabilities	(224,062)	(248,679)
Other liabilities assumed	(34,109)	(30,359)
Total liabilities assumed	(258,171)	(279,038)
Total net assets acquired	$685,086	$700,313

The purchase price allocations were prepared on a preliminary basis and, in the case of Optimer, are subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed. During the three months ended September 30, 2014, we recorded immaterial measurement period adjustments to both the Trius and Optimer purchase price allocations, and as of September 30, 2014, the measurement period for Trius has closed. Any measurement period adjustments to the Optimer purchase price allocation will be made as soon as practicable but no later than one year from the respective date of acquisition.

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

C.            INVESTMENTS

Marketable Securities

The following table summarizes the amortized cost and estimated fair value of our marketable securities, which are considered to be available-for-sale investments and included in short-term investments on the condensed consolidated balance sheets:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Balance as of September 30, 2014
Bank deposits	$60,200	$—	$—	$60,200
U.S. Treasury securities	70,181	5	(1)	70,185
Corporate and municipal notes	307,919	21	(43)	307,897
Total	$438,300	$26	$(44)	$438,282

Balance as of December 31, 2013
Bank deposits	$40,000	$—	$—	$40,000
U.S. Treasury securities	67,648	6	(4)	67,650
Corporate and municipal notes	362,561	173	(36)	362,698
Total	$470,209	$179	$(40)	$470,348

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the tables above. In addition, certificates of deposit of $15.0 million and $17.2 million as of September 30, 2014 and December 31, 2013, respectively, were included within short-term investments in the condensed consolidated balance sheets but are excluded from the tables above as they were not deemed to be securities.

D.           FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents: (1)
Corporate and municipal notes	$—	$1,502	$—	$1,502
Short-term investments: (2)
Bank deposits	—	60,200	—	60,200
U.S. Treasury securities	70,185	—	—	70,185
Corporate and municipal notes	—	307,897	—	307,897
Total assets	$70,185	$369,599	$—	$439,784
Liabilities
Contingent consideration - Optimer CVRs	$6,094	$—	$—	$6,094
Contingent consideration - other	—	—	161,360	161,360
Total liabilities	$6,094	$—	$161,360	$167,454

(1)         Excludes $232.2 million of cash as of September 30, 2014.
(2)         Excludes certificates of deposit of $15.0 million recorded at cost as of September 30, 2014.

We did not transfer any assets or liabilities between levels during the three and nine months ended September 30, 2014.

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

Contingent Consideration

Level 1

In connection with the acquisition of Optimer, we issued one transferable CVR for each outstanding share of Optimer's common stock. The fair value of the liability relating to the amount payable by us to the holders of the CVRs upon the achievement of certain sales milestones for DIFICID and other specified products was $6.1 million and $68.6 million as of September 30, 2014 and December 31, 2013, respectively. The fair value of the liability is based upon the market price of the security, which is traded in an active market. Changes in the fair value of the liability related to changes in the market price of the security are recognized within the condensed consolidated statements of comprehensive income. The undiscounted amount of contingent consideration that we could pay to the holders of the Optimer CVRs ranges from zero to $253.9 million.

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

The following table provides quantitative information associated with the fair value measurement of our Level 3 contingent consideration:

	Fair Value as of September 30, 2014 (in thousands)		Unobservable Inputs
		Valuation technique	Probability of success - range (weighted average)	Periods in which milestones are expected to be achieved	Discount rate
Trius	$5,310	Probability-adjusted discounted cash flow	4.0% - 6.5% (5.8%)	2016	8.0%
Adolor	46,128	Probability-adjusted discounted cash flow	25.0% - 30.0% (27.0%)	2018 - 2022	5.3% / 13.0%
Calixa	109,922	Probability-adjusted discounted cash flow	40.0% - 86.0% (65.0%)	2014 - 2018	5.3%
Total	$161,360

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

Trius Therapeutics, Inc.—The fair value of contingent consideration payable by us to the former stockholders of Trius upon the achievement of certain sales milestones of SIVEXTRO and other specified products was estimated to be $5.3 million and $5.0 million as of September 30, 2014 and December 31, 2013, respectively. The change in the fair value of the contingent consideration liability during the three and nine months ended September 30, 2014, is due to the time value of money. The undiscounted amount of contingent consideration that we could pay to the former stockholders of Trius under the merger agreement ranges from zero to $108.4 million. SIVEXTRO is a once daily intravenous and oral oxazolidinone antibiotic treatment for certain serious skin infections caused by susceptible Gram-positive bacteria, including methicillin-resistant Staphylococcus aureus (MRSA).

Adolor Corporation—The fair value of contingent consideration payable by us to the former stockholders of Adolor upon the achievement of certain regulatory milestones, sales milestones or a combination of both, with respect to bevenopran, was estimated to be $46.1 million and $44.2 million as of September 30, 2014 and December 31, 2013, respectively. The change in the fair value of the contingent consideration liability during the three and nine months ended September 30, 2014, is due to the time value of money. The aggregate remaining, undiscounted amount of contingent consideration that we could pay to the former stockholders of Adolor under the merger agreement ranges from zero to $233.8 million. Bevenopran is in development as a potential treatment for opioid-induced constipation (OIC) in patients with chronic, non-cancer pain.

Calixa Therapeutics Inc.—The fair value of contingent consideration payable by us to the former stockholders of Calixa upon the achievement of certain regulatory and sales milestones with respect to ZERBAXATM (ceftolozane/tazobactam for injection) was estimated to be $109.9 million and $105.6 million as of September 30, 2014 and December 31, 2013, respectively. The change in the fair value of the contingent consideration liability during the three and nine months ended September 30, 2014, is due to the time value of money. The aggregate remaining, undiscounted amount of contingent consideration that we could pay to the former stockholders of Calixa under the merger agreement ranges from zero to $180.0 million. ZERBAXA is in development as a potential treatment for complicated urinary tract infections (cUTI), complicated intra-abdominal infections (cIAI), hospital-acquired bacterial pneumonia (HABP) and ventilator-associated bacterial pneumonia (VABP).

Changes in the fair value of our Level 3 contingent consideration were as follows:

Contingent Consideration
(in thousands)
Beginning balance as of December 31, 2013	$154,761
Contingent consideration expense	6,599
Ending balance as of September 30, 2014	$161,360

Other Fair Value Measurements

Debt

We estimate the fair value of our 2020 Notes, 2018 Notes and 2017 Notes (Convertible Senior Notes) by using a quoted market rate in an inactive market, which is classified as a Level 2 input. The estimated fair values of the Convertible Senior Notes consisted of the following at:

	September 30, 2014	December 31, 2013
	(in thousands)
2020 Notes	$499,235	$516,843
2018 Notes	378,452	403,473
2017 Notes	526,833	550,317
Total estimated fair value of Convertible Senior Notes	$1,404,520	$1,470,633

See Note H., “Debt,” for additional information.

Payable to Glaxo

In connection with the acquisition of Adolor in December 2011, we assumed the obligation to pay Glaxo Group Limited (Glaxo) six annual payments aggregating to $22.5 million as a result of Adolor’s termination of its collaboration agreement with Glaxo in September 2011. The amount payable to Glaxo was recorded at its estimated fair value at the time of acquisition and is allocated between current and non-current liabilities within the condensed consolidated balance sheets based on the contractual payment dates. The fair value estimate utilizes a discount rate, which is classified as a Level 3 input. As of September 30, 2014, the $11.3 million carrying value of the remaining annual payments to Glaxo approximates its fair value. Imputed interest on the amount payable to Glaxo is recorded as interest expense within the condensed consolidated statements of comprehensive income.

E.              INVENTORY

Inventory consisted of the following at:

	September 30, 2014	December 31, 2013
	(in thousands)
Raw materials	$31,806	$17,904
Work-in-process	19,249	8,104
Finished goods	17,651	31,655
Inventory	68,706	57,663
Included in other assets:
Raw materials	50,109	57,284
Work-in-process	—	1,882
Finished goods	1,737	—
Total	$120,552	$116,829

Inventory included in other assets within the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, represents the amount of acquired inventory held in excess of the amount expected to be sold within one year. In connection with the acquisitions of Optimer and Adolor, we recorded the acquired DIFICID and ENTEREG inventory, respectively, at fair value, which required a step-up adjustment to recognize the inventory at its expected net realizable value.

F.            GOODWILL, IPR&D AND OTHER INTANGIBLE ASSETS, NET

Goodwill

Our goodwill balance as of September 30, 2014, remained unchanged from the balance as of December 31, 2013. As of September 30, 2014, there were no accumulated impairment losses. Goodwill has been assigned to our single reporting unit, which is the single operating segment by which the chief operating decision maker manages the business. See Note L., “Segment Information,” for additional information.

IPR&D

The carrying value of our IPR&D assets consisted of the following at:

	September 30, 2014	December 31, 2013
	(in thousands)
Development and potential commercialization of:
SIVEXTRO	$—	$659,000
Bevenopran	43,400	43,400
ZERBAXA for HABP and VABP	174,000	174,000
ZERBAXA for cUTI and cIAI	20,000	20,000
Total IPR&D	$237,400	$896,400

Upon FDA approval of SIVEXTRO in the U.S. in June 2014, we reclassified the IPR&D related to SIVEXTRO to acquired technology rights within other intangible assets.

Other Intangible Assets

Other intangible assets, net consisted of the following at:

		September 30, 2014	December 31, 2013
		(in thousands)
Patents		$2,627	$2,627
Acquired technology rights		1,451,800	788,800
Other intangible assets, gross		1,454,427	791,427
Less:	accumulated amortization — patents	(2,539)	(2,493)
	accumulated amortization — acquired technology rights	(129,506)	(67,868)
Other intangible assets, net		$1,322,382	$721,066

Amortization expense, which is primarily included within cost of product revenues, was $28.0 million and $5.2 million for the three months ended September 30, 2014 and 2013, respectively, and $61.7 million and $15.4 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in amortization expense was primarily due to amortization of the DIFICID and SIVEXTRO intangible assets associated with our acquisitions of Optimer and Trius in October and September 2013, respectively, which are included in acquired technology rights. The increase in acquired technology rights is due to the reclassification of SIVEXTRO from IPR&D, as discussed above. Additionally, during the nine months ended September 30, 2014, we capitalized a $4.0 million milestone payment to Dong-A ST Co., Ltd in connection with the FDA approval of SIVEXTRO, which was included in acquired technology rights.

The estimated aggregate amortization of intangible assets as of September 30, 2014, for each of the five succeeding years and thereafter is as follows:

(in thousands)
Remainder of 2014	$28,002
2015	112,004
2016	110,724
2017	109,484
2018	109,484
2019 and thereafter	852,684
Total	$1,322,382

G.          ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	September 30, 2014	December 31, 2013
	(in thousands)
Accrued royalties	$48,727	$83,591
Accrued clinical research costs	36,269	44,830
Accrued bonus	16,313	24,540
Accrued restructuring	2,684	19,753
Accrued Medicaid, Medicare and commercial rebates	26,930	18,595
Accrued benefits and incentive compensation	14,041	18,183
Other accrued costs	22,968	35,586
Accrued liabilities	$167,932	$245,078

In the three months ended September 30, 2014, we reversed $14.3 million of accrued clinical research costs, primarily related to a change in estimate based on updated cost estimates received from our CRO on our ZERBAXA cUTI and cIAI Phase 3 clinical trials. The process of accruing clinical research costs includes a number of estimates and assumptions as discussed in Item 7 of Part II under the heading "Critical Accounting Policies and Estimates" in our 2013 Form 10-K filed with the SEC on February 25, 2014.

H.          DEBT

Convertible Senior Notes

Long-term debt, net is comprised of our Convertible Senior Notes, as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
2020 Convertible Senior Notes
Principal amount outstanding	$450,000	$450,000
Unamortized discount	(100,763)	(111,015)
Net carrying amount	349,237	338,985
2018 Convertible Senior Notes
Principal amount outstanding	350,000	350,000
Unamortized discount	(56,312)	(65,733)
Net carrying amount	293,688	284,267
2017 Convertible Senior Notes
Principal amount outstanding	228,809	228,822
Unamortized discount	(28,241)	(34,244)
Net carrying amount	200,568	194,578
Total Convertible Senior Notes
Principal amount outstanding	1,028,809	1,028,822
Unamortized discount	(185,316)	(210,992)
Net carrying amount	$843,493	$817,830

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

The 2018 Notes and 2020 Notes will mature on September 1, 2018 and September 1, 2020, respectively, unless repurchased or converted in accordance with their terms prior to such date. The 2018 Notes and 2020 Notes bear cash interest at an annual rate of 1.125% and 1.875%, respectively, which is payable on March 1st and September 1st of each year, beginning on March 1,

2014. As of September 30, 2014, the “if-converted value” did not exceed the principal amount of the 2018 Notes and 2020 Notes.

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

The remaining 2017 Notes will mature on November 1, 2017, unless repurchased or converted in accordance with their terms prior to such date. The 2017 Notes bear cash interest at an annual rate of 2.50%, which is payable on May 1st and November 1st of each year. As of September 30, 2014, the “if-converted value” exceeded the remaining principal amount of the 2017 Notes by $291.5 million.

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

Credit Facility

In November 2012, we entered into a $150.0 million three-year senior secured, syndicated revolving credit facility (the credit facility) with a group of lenders, including Royal Bank of Canada (RBC), as administrative agent. In September 2013, we entered into an amendment to the credit facility. The credit facility was amended to: (i) permit the 2018 Notes, 2020 Notes and the convertible bond hedge and warrant transactions; (ii) adjust the definition of consolidated EBITDA to permit specific acquisitions; (iii) modify certain covenants related to investments, restricted payments and indebtedness; (iv) add additional financial covenants including a senior secured leverage ratio and minimum liquidity requirement; (v) increase the maximum permitted level of our total leverage ratio; and (vi) allow for the option to increase the credit facility by up to an additional $150.0 million, subject to pro forma compliance with financial covenants under the credit facility. In addition, the amendment added a new pricing tier based on our total leverage ratio. As a result, the applicable margin ranges from 2.25% to 3.00% for the Eurodollar rate and 1.25% to 2.00% for the base rate based on our total leverage ratio. The credit facility, which includes a sublimit for letters of credit, is for general corporate purposes. There were no outstanding borrowings under the credit facility as of September 30, 2014, or December 31, 2013.

I.             EMPLOYEE STOCK BENEFIT PLANS

Summary of Stock-Based Compensation Plans

In June 2014, our stockholders approved our 2014 Omnibus Incentive Plan (2014 OIP), which replaced our 2012 Equity Incentive Plan (2012 EIP). The 2014 OIP is the only existing equity compensation plan from which we are authorized to make equity-based awards to our employees, directors, consultants and advisors. Under the 2014 OIP, we reserved 4,200,000 new shares of common stock plus 1,637,295 shares that remained available for grant under the 2012 EIP as of the effective date of the 2014 OIP for equity-based awards to our employees, officers, directors, consultants and advisors in the form of stock options, RSUs, performance-based restricted stock units (PRSUs), stock grants and stock appreciation rights. In addition, the number of shares of common stock available for grant under the 2014 OIP includes the number of shares of common stock subject to stock options and RSUs that were granted and outstanding under the 2012 EIP, 2010 Equity Incentive Plan (2010 EIP), the Amended and Restated 2002 Directors’ Equity Incentive Plan and the Amended and Restated 2000 Equity Incentive Plan (2000 EIP) as of the effective date of the 2014 OIP, and that may become available for grant upon the forfeiture, cancellation, expiration or termination of those awards. As of September 30, 2014, there were 5,347,920 shares remaining available for grant under the 2014 OIP. Additionally in June 2014, our stockholders approved our 2014 Employee Stock Purchase Plan (2014 ESPP). The maximum aggregate number of shares of our common stock that may be purchased under the 2014 ESPP is 2,000,000 shares, subject to adjustment as provided for in the plan.

Summary of Stock-Based Compensation Expense

Stock-based compensation expense recorded in the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2014 and 2013, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Stock-based compensation expense allocation:
Cost of product revenues	$341	$120	$610	$374
Research and development expense	3,116	2,816	9,835	8,583
Selling, general and administrative expense	5,947	5,029	17,927	15,147
Total stock-based compensation expense	9,404	7,965	28,372	24,104
Income tax effect	(3,069)	(2,993)	(9,619)	(9,058)
After-tax effect of stock-based compensation expense	$6,335	$4,972	$18,753	$15,046

General Option Information

A summary of option activity for the nine months ended September 30, 2014, is as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding as of December 31, 2013	7,478,169	$31.61
Granted	759,820	$72.36
Exercised	(1,106,320)	$25.47
Canceled	(196,027)	$42.41
Outstanding as of September 30, 2014	6,935,642	$36.75

Vested and exercisable as of September 30, 2014	4,673,781	$29.70

Weighted average grant-date fair value of options granted during the period	$19.33

RSU Information

A summary of RSU activity, including PRSUs, for the nine months ended September 30, 2014, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2013	882,272	$40.97
Granted	766,260	$70.37
Vested	(291,563)	$38.00
Forfeited	(80,569)	$52.53
Nonvested as of September 30, 2014	1,276,400	$58.57

J.            RESTRUCTURING

The following table summarizes the activity within the restructuring liability included in accrued liabilities and other long-term liabilities within the condensed consolidated balance sheets:

	Employee-Related Severance	Lease Restructuring	Total
	(in thousands)
Balance at December 31, 2013	$19,173	$4,495	$23,668
Restructuring charges	5,315	933	6,248
Cash payments made	(23,299)	(2,250)	(25,549)
Balance at September 30, 2014	$1,189	$3,178	$4,367

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

In connection with our acquisition of Optimer, we vacated Optimer's leased premises, as we do not intend to occupy or utilize this space for our operations. As a result, we recorded a lease restructuring liability, which represents the lease obligations associated with the vacated space in both the Optimer New Jersey and California facilities, net of expected sublease income. The restructuring liability associated with the leases is expected to be paid over the lease terms ending in 2018 and 2022 for the New Jersey and California facilities, respectively. Any future changes to our estimate of the liability will be recorded as additional restructuring expense or income.

K.            INCOME TAXES

The following tables reconcile the federal statutory tax rate to the effective tax rates and the related impact to the provision (benefit) for income taxes for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Amount	Rate	Amount	Rate
	(in thousands, except for percentages)
Federal statutory tax rate applied to income before taxes	$18,822	35.0%	$(13,690)	35.0%
Differential arising from:
State	2,425	4.5%	(928)	2.4%
Non-deductible expenses	3,537	6.6%	2,036	(5.2)%
Domestic manufacturing deduction	—	—%	(577)	1.5%
Contingent consideration	1,442	2.7%	1,823	(4.7)%
2013 Federal research credit	—	—%	(6,394)	16.3%
Prior year federal research credits	—	—%	(360)	0.9%
Transaction costs	—	—%	2,739	(7.0)%
Non-deductible loss on extinguishment of 2017 Notes	—	—%	9,538	(24.4)%
Impact of reserve for uncertain tax positions	88	0.2%	39	(0.1)%
Foreign rate differential	3,989	7.4%	(90)	0.2%
Valuation allowance - foreign losses	1,252	2.3%	—	—%
Other	(606)	(1.2)%	644	(1.6)%
Total	$30,949	57.5%	$(5,220)	13.3%

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Amount	Rate	Amount	Rate
	(in thousands, except for percentages)
Federal statutory tax rate applied to income before taxes	$33,612	35.0%	$(4,946)	35.0%
Differential arising from:
State	2,220	2.3%	(485)	3.4%
Non-deductible expenses	2,669	2.8%	2,438	(17.3)%
Domestic manufacturing deduction	—	—%	(1,386)	9.8%
Contingent consideration	(20,773)	(21.6)%	2,241	(15.8)%
2013 Federal research credit	—	—%	(7,701)	54.5%
Prior year federal research credits	—	—%	(4,401)	31.1%
Transaction costs	—	—%	2,739	(19.4)%
Non-deductible loss on extinguishment of 2017 Notes	—	—%	9,538	(67.5)%
Impact of reserve for uncertain tax positions	257	0.3%	(371)	2.6%
Foreign rate differential	5,751	6.0%	(110)	0.8%
Valuation allowance - foreign losses	1,836	1.9%	—	—%
Other	(629)	(0.7)%	878	(6.1)%
Total	$24,943	26.0%	$(1,566)	11.1%

In the tables above, permanent differences that increase the tax benefit for the three and nine months ended September 30, 2013, are shown as increases to the effective tax rate. Permanent differences that decrease the tax benefit for the three and nine months ended September 30, 2013, are shown as decreases to the effective tax rate.

The effective tax rate for the nine months ended September 30, 2014, was impacted by non-taxable contingent consideration income recorded during that period related to the change in market value of the Optimer CVRs, which is a discrete adjustment for which no tax expense was recorded. The effective tax for the three and nine months ended September 30, 2013, included

$6.8 million and $12.1 million, respectively, in benefits from federal research credits. The federal research credit expired at the end of 2013. If the credit is extended, it could have an impact on our effective tax rate in future periods.

Contingent consideration will fluctuate as a result of any changes in the fair value assumptions based on any additional data received on our SIVEXTRO, ZERBAXA and/or bevenopran programs, as well as based upon the market price of the CVRs issued in connection with our acquisition of Optimer. Any significant contingent consideration expense or income will result in a significantly higher or lower effective tax rate because contingent consideration expense is largely not deductible for tax purposes and contingent consideration income is not taxable.

Our total uncertain tax positions were $51.6 million and $43.1 million as of September 30, 2014 and December 31, 2013, respectively. The increase in our uncertain tax positions was primarily related to the valuation of intellectual property rights for SIVEXTRO direct sales outside of the U.S., which were transferred to one of our foreign subsidiaries during the three months ended June 30, 2014. Of the total uncertain tax positions as of September 30, 2014, $18.5 million were included in other long-term liabilities within the condensed consolidated balance sheets and $33.1 million were offset against deferred tax assets. Our 2011 and 2012 federal income tax returns are currently under audit by the Internal Revenue Service (IRS). Of the total uncertain tax positions at September 30, 2014, approximately $13.9 million relate to positions on the 2011 and 2012 tax returns. Based on the outcome of the audit, some or all of these positions may be effectively settled in the next 12 months.

L.         SEGMENT INFORMATION

We have one operating segment: the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. Our entire business is managed by a single management team, which reports to our Chief Executive Officer. For the three months ended September 30, 2014 and 2013, we generated approximately 94% and 95% of revenues, respectively, within the U.S., and for the nine months ended September 30, 2014 and 2013, we generated approximately 92% and 94% of revenues, within the U.S. As of September 30, 2014 and December 31, 2013, substantially all of our long-lived assets were held within the U.S.

M.        LEGAL PROCEEDINGS

CUBICIN Patent Inter Partes Review Proceedings

On October 23, 2014 and October 24, 2014, Agila Specialties Inc. and Mylan Pharmaceuticals Inc. filed seven petitions before the Patent Trial and Appeal Board (the Board) of the U.S. Patent and Trademark Office requesting inter partes reviews of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and U.S. Patent Nos. 8,058,238 and 8,129,342, which expire on November 28, 2020. On November 3, 2014, Fresenius-Kabi USA LLC (Fresenius) filed two petitions before the Board requesting inter partes reviews of U.S. Patent Nos. 6,468,967 and 6,852,689. Each of these patents is listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) for CUBICIN. The petitions assert that certain claims in the respectively referenced patents are unpatentable and should be canceled.

While we intend to continue to vigorously defend our patent rights, we cannot predict the outcome of these proceedings. Until these proceedings are finally resolved, the uncertainty of the outcomes may cause our stock price to decline. An adverse result in any of these proceedings, whether appealable or not, would likely cause our stock price to decline. In addition, any final, unappealable adverse result in any of these proceedings would likely have a material adverse effect on the continued commercialization of CUBICIN, our business, results of operations and financial condition, and cause our stock price to decline.

CUBICIN Patent Infringement Litigation

In 2012, we filed patent infringement lawsuits in the U.S. District Court for the District of Delaware against Hospira, Inc. (Hospira) in response to certain Paragraph IV Certification Notice Letters from Hospira notifying us that Hospira had submitted an Abbreviated New Drug Application (ANDA) and New Drug Application (NDA) to the FDA seeking approval to market generic versions of CUBICIN. The trial in these related actions was held in the U.S. District Court for the District of Delaware in February 2014. We entered into an agreement with Hospira in July 2014, which we amended in October 2014, under which Hospira has agreed not to launch a daptomycin product in the U.S. before the earlier of: (i) January 9, 2015; or (ii) the court’s decision on the validity and/or infringement of all asserted claims of the relevant patents in these actions.

In October 2013, we filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Strides, Inc., on behalf of Agila Specialties Private Limited (collectively, Strides), in response to a Paragraph IV Certification Notice

Letter from Strides notifying us that Strides had submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN.

In July 2014, we filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Fresenius in response to a Paragraph IV Certification Notice Letter from Fresenius notifying us that Fresenius had submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN.

We cannot predict the outcome of these CUBICIN patent infringement litigations, and any final, unappealable adverse result in any of these litigations would likely have material adverse effects on our business, results of operations and financial condition.

Optimer U.S. Governmental Investigations

We are continuing to cooperate with the investigations by the SEC and the U.S. Department of Justice in their review of potential violations by Optimer of certain applicable laws, which occurred prior to our acquisition of Optimer. The investigations relate to an attempted share grant by Optimer and certain related matters in 2011, including a potentially improper payment to a research laboratory involving an individual associated with the share grant, that may have violated certain applicable laws, including the Foreign Corrupt Practices Act (FCPA). Optimer had already taken remedial steps in response to its internal investigation of these matters; nonetheless, these events could result in lawsuits being filed against us or Optimer and certain of Optimer’s former employees and directors, or certain of our employees. Such persons could also be the subject of criminal or civil enforcement proceedings and we may be required to indemnify such persons for any costs or losses incurred in connection with such proceedings. We cannot predict the ultimate resolution of these matters, whether we or such persons will be charged with violations of applicable civil or criminal laws, or whether the scope of the investigations will be extended to new issues. We also cannot predict what potential penalties or other remedies, if any, the authorities may seek against us, any of our employees, or any of Optimer’s former employees and directors, or what the collateral consequences may be of any such government actions. We do not have any amounts accrued related to potential penalties or other remedies related to these matters as of September 30, 2014, and cannot estimate a reasonably possible range of loss. In the event any such lawsuit is filed or enforcement proceeding is initiated, we could be subject to a variety of risks and uncertainties that could have material adverse effects on our business, results of operations and financial condition.

N.        SUBSEQUENT EVENTS

On October 20, 2014, we announced that Michael W. Bonney, Chief Executive Officer of Cubist, plans to retire on December 31, 2014, and has been elected Non-Executive Chairman of the Board of Directors of Cubist effective January 1, 2015. Pursuant to the terms of his separation agreement, we will provide Mr. Bonney with certain termination benefits and payments, including the modification of certain of his equity awards. We are evaluating the financial impact of his separation agreement, and estimate the additional stock-based compensation expense to be recorded in the fourth quarter of 2014 to be approximately $11.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains and incorporates by reference forward-looking statements. In some cases, these statements can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “continue,” “believe,” “plan,” “intend,” “estimate,” or other similar words. You are cautioned that forward-looking statements are based on current expectations, and are inherently uncertain, and you should not place substantial reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including the risks and uncertainties discussed in Item 1A of Part I under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K), filed with the Securities and Exchange Commission (SEC) on February 25, 2014, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 11, 2014. The information contained herein is provided by us as of the date of this Quarterly Report on Form 10-Q, and, except as required by law, we do not undertake any obligation to update any forward-looking statements contained in this document as a result of new information, future events or otherwise.

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

(iii) the manufacturing and commercialization, including pricing and reimbursement of CUBICIN® (daptomycin for injection), DIFICID® (fidaxomicin), ENTEREG® (alvimopan), SIVEXTRO® (tedizolid phosphate) and our product candidates, including sales forecasts, the rate at which we exhaust our existing inventory, and the timing of financial milestones related thereto;

(iv) the development, regulatory filing and review, timing of commercial launches and commercial potential of our products and product candidates, such as ZERBAXATM (ceftolozane/tazobactam for injection), bevenopran, and surotomycin, including (a) the anticipated timing and results of our clinical trials, timing and results of our meetings with, submissions to, and responses from regulatory authorities and (b) the expected benefits from the Qualified Infectious Disease Product (QIDP) designations for our products and product candidates, including SIVEXTRO, ZERBAXA and surotomycin;

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the condensed consolidated financial statements and accompanying notes to assist readers in understanding our results of operations, financial condition and cash flows. We have organized the MD&A as follows:

•	Overview—This section provides financial highlights, a summary of our product and product pipeline updates, and a business update for the three and nine months ended September 30, 2014.

•	Results of Operations—This section provides a review of our results of operations for the three and nine months ended September 30, 2014 and 2013.

•	Liquidity and Capital Resources—This section provides a summary of our financial condition, including our sources and uses of cash, capital resources, commitments and liquidity.

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

Financial Highlights

The following table is a summary of our selected financial results for the periods presented. See the "Results of Operations" section of this MD&A for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions, except per share data)
Total revenues, net	$309.2	$266.0	$864.8	$754.7
Operating income	$67.8	$4.1	$138.3	$41.9
Net income (loss)	$22.8	$(33.9)	$71.1	$(12.6)
Basic net income (loss) per common share	$0.30	$(0.50)	$0.94	$(0.19)
Diluted net income (loss) per common share	$0.29	$(0.50)	$0.90	$(0.19)

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

•
DIFICID—an oral macrolide antibiotic approved in the U.S. for the treatment of Clostridium difficile-associated diarrhea (CDAD) in adults 18 years and older. DIFICID is approved in a number of other countries outside of the U.S. for treatment of Clostridium difficile (C. difficile) infection (CDI).

•
ENTEREG—an oral peripherally-acting mu-opioid receptor antagonist. ENTEREG is approved in the U.S. to accelerate upper and lower gastrointestinal (GI) recovery following surgeries that include partial bowel resection with primary anastomosis. ENTEREG is not approved for marketing outside of the U.S.

•
SIVEXTRO—a once daily I.V. and oral oxazolidinone antibiotic approved in the U.S. for the treatment of certain serious skin infections in adults caused by susceptible Gram-positive bacteria, including MRSA. SIVEXTRO was approved in the U.S. on June 20, 2014, for the treatment of certain adult acute bacterial skin and skin structure infections (ABSSSI). We commercially launched SIVEXTRO in the U.S. at the end of the second quarter of 2014. We submitted a New Drug Submission to Health Canada in March 2014 seeking approval of tedizolid phosphate for the treatment of ABSSSI. In February 2014, the European Medicines Agency (EMA) accepted for review our marketing authorization application (MAA) seeking approval of SIVEXTRO for the treatment of certain complicated skin and soft tissue infections (cSSTI). Additionally, we initiated a Phase 3 clinical trial to assess the safety and efficacy of

SIVEXTRO in hospital-acquired bacterial pneumonia (HABP)/ventilator-associated bacterial pneumonia (VABP) in June 2014. In 2013, the FDA designated SIVEXTRO as a QIDP for its now approved indication in ABSSSI, as well as for its potential indications in HABP and VABP, in each of the I.V. and oral dosage forms.

Product Pipeline Updates

As of September 30, 2014, we have three product candidates that completed or are in Phase 3 clinical trials, two of which, assuming successful clinical trial results and/or receipt of required regulatory approvals, could be used to treat hospitalized patients with serious infections. These three product candidates are as follows:

•
ZERBAXA—an I.V. antibiotic candidate in development as a potential treatment for certain infections caused by susceptible Gram-negative bacteria including Pseudomonas aeruginosa and extended-spectrum beta-lactamase (ESBL) producing strains of bacteria such as Escherichia coli and Klebsiella pneumoniae in the following potential indications: complicated urinary tract infections (cUTI), complicated intra-abdominal infections (cIAI), and HABP/VABP. Phase 3 clinical trials for cUTI and cIAI commenced in 2011. In November 2013, we announced that ZERBAXA met its primary endpoint of statistical non-inferiority compared to levofloxacin for cUTI, and in December 2013, we announced that ZERBAXA met its primary endpoint of statistical non-inferiority compared to meropenem for cIAI. In June 2014, the FDA accepted with Priority Review the New Drug Application (NDA) we submitted in April 2014 seeking approval for ZERBAXA for cUTI and cIAI, with a Prescription Drug User Fee Act (PDUFA) date of December 21, 2014. Additionally, in August 2014, the EMA accepted for review the MAA we submitted seeking approval for both those indications. We expect to initiate a Phase 3 clinical trial to assess the safety and efficacy of ZERBAXA in HABP/VABP in 2014. The FDA has designated ZERBAXA as a QIDP in all of the potential indications that we are currently developing, and as a result, ZERBAXA is eligible for certain incentives, including an accelerated NDA review period, and if ZERBAXA is ultimately approved by the FDA, a five-year extension of Hatch-Waxman exclusivity.

•
Surotomycin—an oral antibiotic candidate in development as a potential treatment for CDAD. We began Phase 3 clinical trials of surotomycin in July 2012. CDAD is a serious disease in the U.S. and many parts of the world, with significant levels of recurrence associated with increasing risk of mortality. Data from our Phase 2 clinical trial, as announced in 2011, showed that treatment with surotomycin reduced recurrence in study subjects by more than 50% when compared with study subjects treated with the standard of care, oral vancomycin. The FDA has designated surotomycin as a QIDP, and as a result, surotomycin is also eligible for the same incentives as ZERBAXA, as discussed above.

•
Bevenopran—an oral investigational therapy in development as a potential treatment for opioid-induced constipation (OIC). OIC is the most common side effect for patients undergoing long-term treatment with opioids to relieve chronic, non-cancer pain, such as serious back pain. During the fourth quarter of 2013, we decided to stop our Phase 3 efficacy trials in light of the FDA’s planned 2014 Advisory Committee meeting to discuss the potential for elevated cardiovascular events related to mu-opioid antagonists and the enrollment challenges associated with the current design of these Phase 3 efficacy trials, which occurred in June 2014. Enrollment in the Phase 3 long-term safety study we initiated in October 2012 was completed in February 2014, and we now expect to complete the study in the second half of 2014. Based on the FDA's approval of MOVANTIKTM and Relistor® in September 2014, the results of our long-term safety study and our assessment of the requirements for post-approval trials, we may re-evaluate whether to proceed with any new Phase 3 efficacy trials, and the design of such trials.

We continue to seek opportunities to build our pipeline of potential acute care therapies through our business development and internal discovery efforts.

Business Update

On October 20, 2014, we announced that Michael W. Bonney, Chief Executive Officer of Cubist, plans to retire on December 31, 2014, and has been elected Non-Executive Chairman of the Board of Directors of Cubist effective January 1, 2015. Additionally on October 20, 2014, we announced that our Board of Directors selected Robert J. Perez to succeed Mr. Bonney as Chief Executive Officer. On November 5, 2014, we announced the promotion of Patrick Vink to Executive Vice President and Chief Operating Officer of Cubist effective January 1, 2015.

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

Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013

Revenues

The components of our net revenues for the periods presented are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(in millions)			(in millions)
U.S. product revenues, net	$291.9	$243.6	20%	$797.6	$696.3	15%
International product revenues	16.6	13.0	28%	51.1	40.4	27%
Service revenues	—	3.8	(100)%	—	11.0	(100)%
Other revenues	0.7	5.6	(88)%	16.1	7.0	131%
Total revenues, net	$309.2	$266.0	16%	$864.8	$754.7	15%

U.S. Product Revenues, net

Our net U.S. product revenues consisted of the following for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(in millions)			(in millions)
U.S. CUBICIN product revenues, net	$256.7	$229.9	12%	$703.6	$659.1	7%
U.S. DIFICID product revenues, net	17.4	—	N/A	47.7	—	N/A
U.S. ENTEREG product revenues, net	15.3	13.7	12%	43.8	37.2	18%
U.S. SIVEXTRO product revenues, net	2.5	—	N/A	2.5	—	N/A
Total U.S. product revenues, net	$291.9	$243.6	20%	$797.6	$696.3	15%

Our net U.S. product revenues increased $48.3 million and $101.3 million for the three and nine months ended September 30, 2014, respectively, compared to the corresponding period in the prior year. The increase is primarily due to the addition of DIFICID to our product portfolio as a result of our acquisition of Optimer in October 2013, and an increase of $26.8 million and $44.5 million for the three and nine months ended September 30, 2014, respectively, in net U.S. CUBICIN product revenues.

Our total gross U.S. product revenues are offset by provisions as follows for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(in millions)			(in millions)
Gross U.S. product revenues	$350.5	$278.0	26%	$954.6	$796.2	20%
Provisions offsetting U.S. product revenues:
Contractual adjustments	(21.5)	(13.2)	62%	(63.3)	(43.3)	46%
Governmental rebates	(37.1)	(21.2)	76%	(93.7)	(56.6)	66%
Total provisions	(58.6)	(34.4)	70%	(157.0)	(99.9)	57%
U.S. product revenues, net	$291.9	$243.6	20%	$797.6	$696.3	15%

Our gross U.S. product revenues increased $72.5 million for the three months ended September 30, 2014. The increase was primarily due to: (i) price increases for CUBICIN in January 2014 and July 2014, which resulted in $30.7 million of additional gross CUBICIN U.S. product revenues; (ii) the addition of DIFICID to our product portfolio through the 2013 acquisition of

Optimer, which resulted in additional gross U.S. product revenues of $24.9 million; and (iii) an increase in CUBICIN vials sold in the U.S., which resulted in an increase of $11.8 million in gross CUBICIN U.S. product revenues.

Our gross U.S. product revenues increased $158.4 million for the nine months ended September 30, 2014. The increase was primarily due to: (i) price increases for CUBICIN in January 2014 and July 2014, which resulted in $84.5 million of additional gross CUBICIN U.S. product revenues; and (ii) the addition of DIFICID to our product portfolio through the 2013 acquisition of Optimer, which resulted in additional gross U.S. product revenues of $66.1 million.

Certain of our product sales qualify for rebates or discounts from standard list pricing due to contractual agreements or government-sponsored programs. Our contractual adjustments include provisions for returns, pricing and early payment discounts extended to our external customers, as well as wholesaler distribution fees, and other commercial rebates. Our governmental rebates represent estimated amounts for government-mandated rebates and discounts relating to federal and state programs, such as Medicaid, the Veterans' Administration and Department of Defense (DoD) programs, the Medicare Part D Coverage Gap Discount Program and certain other qualifying federal and state government programs.

We reversed approximately $6.0 million and $14.1 million of revenue reserves during the three and nine months ended September 30, 2013, respectively, primarily consisting of Medicaid program rebates as a result of receiving claims information from certain state governments and additional data regarding the usage of CUBICIN by managed care organizations.

International Product Revenues

Our international CUBICIN product revenues are primarily based on sales of CUBICIN by Novartis AG (Novartis), our distribution partner in the EU and certain other territories.

Costs and Expenses

Our costs and expenses consisted of the following for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(in millions)			(in millions)
Cost of product revenues	$95.0	$61.0	56%	$257.2	$179.7	43%
Research and development expense	66.0	123.4	(46)%	291.5	352.8	(17)%
Contingent consideration expense (income)	2.2	2.6	(16)%	(55.9)	7.3	(867)%
Selling, general and administrative expense	77.8	73.9	5%	227.5	172.0	32%
Restructuring charges	0.3	1.0	(67)%	6.2	1.0	507%
Total costs and expenses	$241.3	$261.9	(8)%	$726.5	$712.8	2%

Cost of Product Revenues

Our cost of product revenues are comprised primarily of royalties owed on worldwide net sales of CUBICIN and U.S. net sales of ENTEREG under our license agreements with Eli Lilly & Co. (Eli Lilly), costs to procure, manufacture and distribute our marketed products, and the amortization of intangible assets. Our gross margin for the three and nine months ended September 30, 2014, was 69.2% and 69.7%, respectively, compared to 76.2% and 75.6% for the three and nine months ended September 30, 2013, respectively. The decrease in our gross margin is primarily due to: (i) $22.0 million and $43.7 million of intangible asset amortization resulting from the acquisitions of Optimer and Trius during the three and nine months ended September 30, 2014, respectively; and (ii) a $9.3 million increase in the provision for inventory reserves during the nine months ended September 30, 2014.

Research and Development Expense

Our research and development expense consisted of the following for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(in millions)			(in millions)
External expenses	$25.2	$68.9	(63)%	$145.6	$183.4	(21)%
Unallocated internal expenses	40.8	52.9	(23)%	139.9	127.2	10%
Milestone and upfront payments	—	1.6	(100)%	6.0	42.2	(86)%
Total research and development expenses	$66.0	$123.4	(46)%	$291.5	$352.8	(17)%

Our research and development expense decreased $57.4 million for the three months ended September 30, 2014. The decrease is primarily due to (i) a $43.7 million decrease in external expenses, primarily related to a decrease in Phase 3 clinical trial costs and manufacturing process development expenses related to ZERBAXA and bevenopran, and the reversal of $14.3 million of accrued clinical research costs, primarily related to a change in estimate based on updated cost estimates received from our CRO on our ZERBAXA cUTI and cIAI Phase 3 clinical trials during the three months ended September 30, 2014; and (ii) a $12.1 million decrease in unallocated internal research and development expenses, primarily related to $12.4 million in stock-based compensation expense related to the acquisition of Trius during the three months ended September 30, 2013.

Our research and development expense decreased $61.3 million for the nine months ended September 30, 2014. The decrease is primarily due to (i) a $37.8 million decrease in external expenses, primarily related to a decrease in Phase 3 clinical trial costs and manufacturing process development expenses related to ZERBAXA and bevenopran, and the reversal of accrued clinical research costs described above; (ii) a $25.0 million payment related to the acquisition of expanded rights to develop and commercialize ZERBAXA from Astellas Pharma Inc. (Astellas) incurred during the nine months ended September 30, 2013; and (iii) $15.0 million related to the upfront fee paid to Hydra Biosciences, Inc. (Hydra) to amend our existing license and collaboration agreement during the nine months ended September 30, 2013. Additionally, there was a $12.7 million increase in unallocated internal research and development expenses during the nine months ended September 30, 2014, primarily related to employee-related expenses to support our clinical and pre-clinical programs, including headcount associated with our acquisitions of Optimer and Trius in the first half of the year.

The process of accruing clinical research costs includes a number of estimates and assumptions as discussed in Item 7 of Part II under the heading "Critical Accounting Policies and Estimates" in our 2013 Form 10-K filed with the SEC on February 25, 2014.

Contingent Consideration Expense (Income)

Our contingent consideration expense was $2.2 million and $2.6 million for the three months ended September 30, 2014 and 2013, respectively, and is primarily due to the time value of money.

Our contingent consideration income was $55.9 million for the nine months ended September 30, 2014, compared to contingent consideration expense of $7.3 million for the nine months ended September 30, 2013. Contingent consideration income for the nine months ended September 30, 2014, is primarily due to a decrease in the market price of the publicly-traded contingent value right (CVR) security issued in connection with our acquisition of Optimer. Contingent consideration expense for the nine months ended September 30, 2013, is primarily due to the time value of money.

Contingent consideration expense (income) may continue to fluctuate significantly in future periods depending on changes in estimates, including probabilities associated with achieving the milestones and the period in which we estimate these milestones will be achieved, and in the case of the Optimer CVR, the market price of the security. See Note D., "Fair Value Measurements," in the accompanying notes to condensed consolidated financial statements for additional information.

Selling, General and Administrative Expense

Our selling, general and administrative expense increased $3.9 million and $55.5 million for the three and nine months ended September 30, 2014, respectively, compared to the corresponding period in the prior year. The increase in selling, general and administrative expense is primarily due to: (i) an increase of $7.8 million and $28.0 million in employee-related expenses for the three and nine months ended September 30, 2014, respectively, primarily to support the commercial launches of

SIVEXTRO and ZERBAXA; (ii) an increase of $6.4 million and $18.3 million in marketing-related expenses for the three and nine months ended September 30, 2014, respectively; and (iii) an increase of $7.5 million and $17.3 million in professional services, primarily related to legal and consulting fees for the three and nine months ended September 30, 2014, respectively. These increases were partially offset by transaction costs of $14.1 million related to the acquisition of Trius and Optimer during the three months ended September 30, 2013, and stock-based compensation expense of $11.6 million related to the acquisition of Trius during the three months ended September 30, 2013.

Other (Income) Expense, net

The following table sets forth other (income) expense, net, for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(in millions)			(in millions)
Interest income	$(0.3)	$(0.6)	(56)%	$(1.0)	$(2.1)	(53)%
Interest expense	14.7	8.9	64%	43.6	23.4	87%
Other (income) expense	(0.4)	34.9	(101)%	(0.4)	34.8	(101)%
Total other (income) expense, net	$14.0	$43.2	(67)%	$42.2	$56.1	(25)%

Our other (income) expense, net decreased $29.2 million and $13.9 million for the three and nine months ended September 30, 2014, respectively. The decrease is primarily due to the loss attributable to the induced conversion of a portion of our 2017 Notes in September 2013, partially offset by increased interest expense in connection with the issuance of the 1.875% convertible senior notes due 2020 (2020 Notes) and 1.125% convertible senior notes due 2018 (2018 Notes) in September 2013.

Provision (Benefit) for Income Taxes

Our effective tax rate was 57.5% and 26.0% for the three and nine months ended September 30, 2014, respectively, compared to 13.3% and 11.1% for the three and nine months ended September 30, 2013, respectively. The increase in our effective rate for the three and nine months ended September 30, 2014, is primarily due to the significant permanent book-to-tax differences in relation to the 2013 projected pre-tax loss. These permanent differences included non-deductible losses incurred in connection with the induced conversion of a portion of our 2017 Notes in September 2013 and non-deductible transaction costs associated with the acquisitions of Trius and Optimer. Additionally, the effective tax rate for the nine months ended September 30, 2014, was impacted by non-taxable contingent consideration income recorded during the nine months ended September 30, 2014, related to the change in market value of the Optimer CVRs, which is a discrete adjustment for which no tax expense was recorded. The effective tax for the three and nine months ended September 30, 2013, included $6.8 million and $12.1 million, respectively, in benefits from federal research credits. The federal research credit expired at the end of 2013. If the credit is extended, it could have an impact on our effective tax rate in future periods.

Contingent consideration will fluctuate as a result of any changes in the fair value assumptions based on any additional data received on our SIVEXTRO, ZERBAXA and/or bevenopran programs, as well as based upon the market price of the CVRs issued in connection with our acquisition of Optimer. Any significant contingent consideration expense or income will result in a significantly higher or lower effective tax rate because contingent consideration expense is largely not deductible for tax purposes and contingent consideration income is not taxable.

Liquidity and Capital Resources

A summary of our cash, cash equivalents, investments and certain financial obligations as of the periods presented below is as follows:

	September 30, 2014	December 31, 2013
	(in millions)
Cash and cash equivalents	$233.7	$91.1
Short-term investments	453.3	487.5
Total	$687.0	$578.6

Outstanding principal on Convertible Senior Notes	$1,028.8	$1,028.8
Payable to Glaxo Group Limited (Glaxo)	12.5	16.0
Total	$1,041.3	$1,044.8

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

Borrowings and Other Liabilities

Convertible Senior Notes

We have convertible debt outstanding as of September 30, 2014, related to our 2020 Notes, 2018 Notes and 2.50% convertible senior notes due 2017 (2017 Notes) (collectively, our Convertible Senior Notes). In September 2013, we issued $800.0 million aggregate principal amount of convertible senior unsecured notes in two series, with one series consisting of $350.0 million aggregate principal amount of the 2018 Notes, and the other series consisting of $450.0 million aggregate principal amount of the 2020 Notes. The 2018 Notes and 2020 Notes are convertible into common stock upon satisfaction of certain conditions. Interest is payable on the 2018 Notes and 2020 Notes on each March 1st and September 1st through September 1, 2018 and September 1, 2020, respectively.

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

Credit Facility

In November 2012, we entered into a $150.0 million three-year senior secured, syndicated revolving credit facility (the credit facility) with a group of lenders, including Royal Bank of Canada (RBC), as administrative agent. In September 2013, we entered into an amendment to the credit facility, which among other changes, allows for the option to increase the credit facility by up to an additional $150.0 million, subject to pro forma compliance with financial covenants under the credit facility. There were no outstanding borrowings under the credit facility as of September 30, 2014, or December 31, 2013, and we were in compliance with all covenants.

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

Cash Flows

Our net cash flows for the periods presented below are as follows:

	Nine Months Ended September 30,
	2014	2013
	(in millions)
Net cash provided by (used in) operating activities	$105.8	$(28.4)
Net cash provided by (used in) investing activities	$1.4	$(281.4)
Net cash provided by financing activities	$37.1	$744.3

Operating Activities

Net cash provided by (used in) operating activities increased $134.2 million for the nine months ended September 30, 2014. The increase is primarily due to the following items incurred during the nine months ended September 30, 2013, for which there were no similar amounts during the nine months ended September 30, 2014: (i) a $25.0 million payment to Astellas as consideration for expanded rights to develop and commercialize ZERBAXA; (ii) a $15.0 million upfront payment to Hydra to amend our existing license and collaboration agreement; (iii) a $22.0 million payment to the holders of a portion of our 2017 Notes to induce conversion; (iv) $39.2 million in acquisition-related costs; and (v) $24.3 million of milestone payments to the former stockholders of Calixa. These increases were partially offset by payments of $25.5 million made during the nine months ended September 30, 2014, related to our restructuring programs, which are discussed in Note J., “Restructuring,” in the accompanying notes to condensed consolidated financial statements.

Investing Activities

Net cash provided by (used in) investing activities increased $282.8 million for the nine months ended September 30, 2014. The increase is primarily due to the $671.7 million of cash used in the acquisition of Trius, net of cash acquired, during 2013, partially offset by a $418.4 million decrease in net proceeds from maturities of investments during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.

Financing Activities

Net cash provided by financing activities decreased $707.2 million for the nine months ended September 30, 2014. The decrease is primarily due to the issuance of the convertible debt and warrants of $800.0 million and $121.7 million, respectively, during the nine months ended September 30, 2013, which was partially offset by cash used to purchase convertible bond hedges and the payment of debt issuance costs of $179.4 million and $24.7 million, respectively, during the nine months ended September 30, 2013.

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

As of September 30, 2014, the contingent consideration related to the Trius, Adolor Corporation (Adolor) and Calixa Therapeutics Inc. (Calixa) acquisitions are our only financial liabilities measured and recorded using Level 3 inputs in accordance with accounting guidance for fair value measurements, and represent 96% of the total liabilities measured at fair value. See Note D., “Fair Value Measurements,” in the accompanying notes to condensed consolidated financial statements for additional information.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The standard clarifies that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. Additionally, compensation cost should be recognized in the period in which it becomes probable that the performance condition will be achieved. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. We elected to adopt this standard in the third quarter of 2014, and the adoption of this ASU did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09— Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. This ASU stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU is effective for annual and interim reporting periods beginning on or after December 15, 2016, and early adoption is not permitted. The ASU permits the use of two transition methods, either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We have not yet selected a transition method, and are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from interest rates and equity prices which could affect our results of operations, financial condition and cash flows. We manage our exposure to these market risks through our regular operating and financing activities.

Interest Rate Risk

The potential change in the fair value of our fixed-rate investments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. We estimate that such hypothetical adverse 100 basis point movement would result in a decrease in fair value of $0.8 million on our fixed-rate investments as of September 30, 2014. In addition to interest risk, we are subject to liquidity and credit risk related to these investments.

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

	Initial Conversion Rate (1)	Initial Conversion Price	Maturity Date (1)	Annual Interest Rate (2)	Fair Value (3) at
					September 30, 2014	December 31, 2013
					(in millions)
2020 Notes	12.1318	$82.43	September 1, 2020	1.875%	$499.2	$516.8
2018 Notes	12.1318	$82.43	September 1, 2018	1.125%	$378.5	$403.5
2017 Notes	34.2759	$29.18	November 1, 2017	2.500%	$526.8	$550.3
Total					$1,404.5	$1,470.6

(1)
Initial conversion rate is the number of shares per $1,000 principal amount of convertible notes, subject to adjustment upon certain events. Maturity of the notes may occur prior to the dates disclosed above if they are repurchased earlier or converted in accordance with their respective terms. See Note H., "Debt," in the accompanying notes to condensed consolidated financial statements for additional information.

(2)	Interest is payable on March 1st and September 1st, beginning on March 1, 2014, for the 2018 Notes and 2020 Notes, and May 1st and November 1st for the 2017 Notes.

(3)
We estimate the fair value of our Convertible Senior Notes by using a quoted market rate in an inactive market, which is classified as a Level 2 input. See Note D., "Fair Value Measurements," in the accompanying notes to condensed consolidated financial statements for additional information.

Convertible Bond Hedge and Warrant Transactions

In September 2013, in connection with the issuance of the 2018 Notes and the 2020 Notes, to minimize the impact of potential dilution to our common stock upon conversion of such notes, we entered into convertible bond hedges covering 9,705,442 shares of our common stock. Concurrently with entering into the convertible bond hedge transactions, we entered into warrant transactions whereby we sold warrants to acquire, subject to customary adjustments, 9,705,442 shares of our common stock with an exercise price of approximately $96.43 per share, also subject to adjustment. See Note H., "Debt," in the accompanying notes to condensed consolidated financial statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to process, summarize and disclose this information within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

There has been no change in our internal control over financial reporting during the three months ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1.                 LEGAL PROCEEDINGS

See Note M., “Legal Proceedings,” in the accompanying notes to condensed consolidated financial statements within Item 1 of Part I in this report, which is incorporated herein by reference.

ITEM 1A.                 RISK FACTORS

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (SEC) on February 25, 2014, as updated by the risk factors set forth under Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed with the SEC on August 11, 2014, and the information under the heading “Cautionary Note Regarding Forward-Looking Statements” in Item 2 above.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                 OTHER INFORMATION

None.

ITEM 6.                 EXHIBITS

10.1†	Amendment No. 7, dated July 1, 2014, to Manufacturing and Supply Agreement between Cubist and ACS Dobfar, SpA, dated September 30, 2001.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Cubist Pharmaceuticals, Inc.’s Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements

† Confidential treatment requested

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIST PHARMACEUTICALS, INC.

November 7, 2014
By:
/s/ Michael J. Tomsicek
Michael J. Tomsicek
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)